Form 10-K
period 2025-12-31
BITGO HOLDINGS, INC.
filed 2026-03-27
CIK 1740604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-43057
_________________________
BITGO HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	82-3998490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 S. Reid Street, Suite 307, PMB# 9793, Sioux Falls, SD	57108
(Address of Principal Executive Offices)	(Zip Code)

(650) 847-0009
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	BTGO	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☐
The registrant was not a public company as of June 30, 2025, the last business day of its most recently completed second quarter, and therefore, cannot calculate the aggregate market value of the voting and non-voting stock held by non-affiliates as of such date. The Registrant’s common stock began trading on the New York Stock Exchange on January 22, 2026.
On March 19, 2026, the registrant had 106,611,583 shares of Class A common stock and 8,855,382 shares of Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in operating expenses, and our ability to maintain profitability;
•our business plan and our ability to effectively manage our growth;
•our total market opportunity;
•anticipated trends, growth rates and challenges in our business, the digital asset economy, the price and market capitalization of digital assets in the markets in which we operate;
•market acceptance of our products and services;
•beliefs and objectives for future operations;
•our ability to attract and successfully retain new clients and increase adoption and use of our products and services by existing clients;
•our ability to develop and introduce new products and services and bring them to market in a timely manner;
•our expectations concerning relationships with third parties;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to continue to expand internationally;
•the effects of increased competition in our markets and our ability to compete effectively;
•future acquisitions or investments in complementary companies, products, technologies, or services;
•our key business metrics used to evaluate our business, measure our performance, identify trends affecting our business, and make strategic decisions;
•our ability to stay in compliance with laws and regulations that currently apply or may become applicable to our business both in the United States and internationally given the highly evolving and uncertain regulatory landscape;
•economic and industry trends, projected growth or trend analysis;
•general economic conditions in the United States and globally, including the effects of global geopolitical conflicts, inflation, interest rates, any instability in the global banking sector and foreign currency exchange rates;
•our ability to operate and grow our business in light of macroeconomic uncertainty;
•our ability to remediate identified material weaknesses in our internal control over financial reporting;
•increased expenses associated with being a public company; and
•other statements regarding our future operations, financial condition, prospects and business strategies.
We have based these forward-looking statements largely on our management’s current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, and short-term and long-term business operations and objectives. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Any forward-looking statement speaks only as of the date of such statement. We undertake no obligation to update or revise, or publicly announce any update or revision to, any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or to changes in our expectations, except as required by law. These forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report on Form 10-K and we undertake no obligation to update or revise, or publicly announce any update or revision to, any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the Securities and Exchange Commission (“SEC”) with the understanding that our actual future results, performance, and events and circumstances and the development of the industry and markets in which we operate, may be materially different from what we expect.
Additional Information

Unless otherwise indicated, the terms “BitGo,” “Company,” “we,” “us,” and “our” refer to BitGo Holdings, Inc. and our subsidiaries.

Risk Factors Summary

Consistent with the foregoing, our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following, which we consider our most material risks:

•Our operating results have and are expected to continue to significantly fluctuate, including due to the highly volatile nature of digital assets.

•Transferring digital assets using our platform involves risks, which could result in loss of client assets, client disputes and other liabilities.

•Digital assets have been in the past and may continue to be a politically charged topic, which could lead to volatility or loss of business;

•The theft, loss, or destruction of private keys required to access any digital assets held in custody for our own account or for our clients may be irreversible and our insurance may not be sufficient to protect us or our clients from losses;

•We may be unsuccessful in our efforts to develop, maintain, and enhance our brand and reputation due to negative publicity, unfamiliarity or other reasons;

•Dependence on a relatively concentrated number of digital assets could expose us to significant revenue and operational risks;

•We may be unable to securely store our or our clients’ assets;

•The future development and growth of digital assets is subject to a variety of factors that are difficult to predict and evaluate, and they may not achieve future acceptance, grow or develop as expected;

•We may be unable to keep pace with rapid industry changes to provide new and innovative products and services, which would cause a decline in the use of our products and services;

•We may be unable to compete effectively as we operate in a highly competitive industry that also has unregulated or less regulated companies and companies with greater financial and other resources;

•We may fail or be unable to retain existing clients, add new clients, or prevent our clients from decreasing their level of engagement with our products, services and platform;

•Due to our limited operating history, it may be difficult to evaluate our business and future prospects, and we may not be able to achieve or maintain profitability or growth in any given period;

•Our Bitcoin treasury strategy contains various risks, including exposure to Bitcoin related risks;

•Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could harm our business;

•Policymakers are continuing to develop new rules applicable to the digital asset economy, resulting in an uncertain regulatory landscape that is subject to the potential for substantial change;

•A particular digital asset, product or service’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a digital asset or product offering, we may be subject to regulatory scrutiny, inquiries, investigations, fines, restrictions and other penalties;

•We are subject to a complex framework of U.S. and non-U.S. laws, rules, and regulations. The expansion of our global footprint may lead to heightened scrutiny by both U.S. and foreign regulatory and governmental bodies, potentially resulting in inquiries, investigations or enforcement actions;

•We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired; and

•We are a “controlled company” within the meaning of the corporate governance rules of the New York Stock Exchange "NYSE" and, as a result, we qualify for exemptions from certain corporate governance requirements. Although we do not currently intend to rely on any such exemptions, we may do so in the future and if we utilize any of the exemptions, you will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

PART I

Item 1. Business

Overview

We aim to be the digital asset infrastructure company of choice, allowing our institutional clients to safely secure, manage, utilize, and create digital assets through our holistic technology platform.

Our mission is to accelerate the transition of the financial system to a digital asset economy. We seek to achieve this mission by providing the trust, technology, and infrastructure institutions seek to participate confidently in digital assets. Through our platform, we deliver secure and scalable solutions, offering self-custody wallet, qualified custody, liquidity and prime, and infrastructure-as-a-service to investors, builders, and other participants in the digital asset ecosystem. Today, our team is focused on expanding our platform to include a broader suite of financial services offerings, built on our foundational technology that institutional clients rely on to power their businesses.

Our clients range from crypto-native companies that use our self-custody wallet technology to traditional financial services firms that leverage our licensed custody, staking and trading capabilities within their own products and services. The Number of Clients and Number of Users we provided custody, wallet, liquidity (including staking, trading and settlement) and infrastructure solutions to were over 5,320 and over 1.2 million, respectively, including digital asset ecosystem companies, financial institutions, technology platforms, corporations and government agencies, as well as High Net Worth Individuals (“HNWIs”), in over 100 countries as of December 31, 2025. We supported over 1,770 digital assets and had approximately $81.6 billion in Assets on Platform (“AoP”) as of December 31, 2025. Our principal markets are the United States and other major financial centers in North America, Europe, and Asia. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for definitions of “Assets on Platform”, “Number of Clients” and “Number of Users.”

We began as a specialized custodian for managing and storing digital assets, integrating directly with advanced blockchain technologies and eliminating the need for our clients to compromise security for market access. This was made possible by our investments in creating seamless connectivity with leading exchanges through our storage and custody solutions, including accounts structured to be bankruptcy remote. Such structure includes that digital assets held in custody by BitGo Bank & Trust, National Association (f/k/a BitGo Trust Company, Inc.) (“BitGo B&T”), BitGo New York Trust Company LLC and BitGo Custody MENA FZE (together, the “BitGo Trust Companies”) are held in segregated accounts for the benefit of clients and are never commingled with our other assets, which we believe results in our client’s digital assets not being available to satisfy the claims of our general creditors in the event of a bankruptcy. We believe the trust and confidence we have earned from our clients is rooted in two pillars: (i) our impartiality, driven by our pure-play custody and related services, and the fact that we do not trade against, lend against, or rehypothecate client assets, which we believe eliminates inherent conflicts of interest that exchanges and other market participants often encounter, and (ii) our technology, which is designed to allow our clients to safely and securely store, access and utilize digital assets in a manner we believe is philosophically and structurally aligned with global regulators’ focus on consumer protection. We believe that by maintaining a distinct separation between custody and trading, we serve as a trusted central User Interface (“UI”) for clients to conduct trades across a broad selection of exchanges.

We were one of the first to commercially introduce multi-sig wallet technology allowing our clients to manage their assets through digitally-enabled and software-based wallets (“hot wallets”) and our innovation engine has allowed us to continue to grow our platform. In 2018, we launched BitGo Trust Company, Inc., which made us one of the first custodians purpose-built for digital assets. In December 2025, BitGo Trust Company, Inc. received approval from the Office of the Comptroller of the Currency (the "OCC") to convert to a federally chartered national trust bank operating under the name BitGo Bank & Trust, National Association ("BitGo B&T"), allowing it to operate under a single, uniform federal supervisory regime. By developing a fully regulated and qualified offline digital asset platform (“cold wallets”) that is stored in trust accounts structured to be bankruptcy remote to complement our hot wallets, we played a key role in building out the trust-protected environment and shaping the current digital asset custody market structure.

In 2020, we expanded our platform’s capabilities through the introduction of BitGo Prime. BitGo Prime leverages our custody and wallet technology layers to provide liquidity solutions allowing our clients to trade, borrow and lend digital assets. We also provide staking services, which had $15.6 billion of Assets Staked as of December 31, 2025. See the section titled

“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a definition of “Assets Staked.”

In the past few years we have introduced new product offerings to include infrastructure services for digital asset issuance and management through our Stablecoin-as-a-Service and Crypto-as-a-Service offerings. In both the Stablecoin-as-a-Service offering and Crypto-as-a-Service offering, we offer a unified, customizable application program interface (“API”) that enables our clients to integrate a variety of our stablecoin and cryptocurrency functionalities and services into their platform, permitting our clients to leverage our regulated and secure infrastructure (including our regulatory licenses) to build various crypto-applications, offering a pathway to integrate cryptocurrency functionalities into broader services. Specifically, our Stablecoin-as-a-Service offering provides clients with direct solutions to launch and manage stablecoins reserve management and the ability to create smart contracts. Meanwhile, our Crypto-as-a-Service offering provides our clients with comprehensive crypto and fiat capabilities, including holding, buying, selling and trading assets for their end customers.

Having helped build the current digital asset market structure, we believe in and advocate for thoughtful regulation to support increasing access to and adoption of digital assets. Today, we are a qualified custodian in New York and Germany and have completed System and Organization Controls (“SOC”) 1 Type 2 and SOC 2 Type 2 examinations. Also, we are subject to regulatory oversight by the OCC for BitGo B&T as a federally chartered bank. In addition, we are globally regulated and licensed across multiple other jurisdictions including Europe, Asia and the Middle East allowing us to partner with some of the world’s leading institutions. Our platform is supported by a full-reserve deposit system designed to ensure that clients’ digital assets are always available to them anywhere and anytime.

We believe that our track record of innovation, critical role shaping the digital asset market structure, unwavering commitment to security, and holistic platform have created a powerful and trusted brand. As we continue to scale and build out our product offerings, we believe we can attract additional clients at a lower client acquisition cost and achieve a greater share of our existing clients’ wallets, allowing us to increase profitability while continuing to reinvest in our business. We believe that this will allow us to solidify our position as one of the leading platforms for access to the digital asset economy.

Our total revenue is derived from several sources, including digital asset sales (derived from total value of trading volume of digital asset trades executed during the reporting period), staking services (primarily comprised of revenues associated with our staking rewards), subscriptions and services revenues (primarily comprised of (i) fees generated in connection with providing digital intangible asset wallet solutions to institutional and retail clients and (ii) lending fees generated from interest income and fee income from loan receivables), Stablecoin-as-a-Service revenues and interest income (comprised of interest income earned on our treasury of cash and cash equivalents through money market accounts and money market funds).

Our Platform and Business

We have invested in building our technology and platform to enable clients to secure, store and utilize digital assets. Every new product we introduce is designed to complement and reinforce our existing offerings, creating a unified, full suite platform that meets our clients’ needs. As a pioneer in the broader digital asset ecosystem, we believe our deep experience enables us to remain at the forefront of the digital asset industry by building market structure before it is defined.

Our core focus since 2013 has been delivering trust to our clients, empowering them to easily access and interact with the digital asset ecosystem. This is at the heart of everything we do, including our physical and software-based security, segregated funds that are structured to be bankruptcy remote and stored using separate private keys, advanced compliance requirements, and institutional-grade procedures. As a result, we have created a globally regulated and licensed business that can serve clients across over 100 countries in North America, Europe, and Asia.

We leverage over 10 years of product and market leadership to create and deploy products that address our clients’ needs. We were one of the first to commercialize the multi-sig wallet, one of the first to introduce a trust structure to keep our clients’ assets safe from theft and loss, and one of the first to introduce prime brokerage solutions to allow our clients to better access the broader digital asset market. Our leadership and world-class engineering team continuously evolve with, and strive to help shape, the digital asset economy.

A Robust, Full-Service Infrastructure Platform

Infrastructure -as-a-Service Solutions
Stablecoin-as-a-Service
Crypto-as-a-Service
Token Management
Liquidity and Prime Solutions
Trading
Staking
Borrowing and Lending
Collateral Management
Qualified Custody Solutions
Go Network Settlement
Qualified Custody
Self-Custody Wallet Solutions
Multi-sig & MPC Self Custody Wallet Platform

Key Platform Highlights

- **Industry Defining Security Platform:** We believe our platform continuously sets the standard in safety and security whether by creating one of the first bankruptcy-remote qualified custody solutions or pushing the standards of Multi-sig and MPC wallets
- **Impartiality and Neutrality:** Clients have freedom of choice to trade, stake, and borrow and lend with whomever they choose
- **Bolstered by Network Effects:** With every client onboarded to BitGo, more counterparties are available for settlement and trade via the BitGo platform
- **Global Compliance and Reach:** Our infrastructure solutions leverage our relationships and standing with over 50 state, federal and international regulators to provide out-of-the box solutions to support our client's products and services[1]
- **Research and Product Driven Organization:** We are a product led organization. Over 50% of our company is focused on engineering, product, and operations[1]

Note: [1]As of September 30, 2025

Our technology platform is structured into four distinct layers: self-custody wallet, qualified custody, liquidity and prime, and infrastructure-as-a-service solutions. Each layer is designed to provide comprehensive solutions for the secure storage, management, and utilization of digital assets for a diverse range of clients. Our platform is designed to fit our clients’ needs. We frequently observe that our clients start with one layer of our services, typically our custody solutions, before expanding into our other products and services.

•Self-Custody Wallet Solutions: At the core of our offerings is our foundational self-custody solutions built upon patented multi-sig and Multi-Party Computation ("MPC") wallet technology. By leveraging advanced cryptographic techniques, our platform is designed to provide a robust and secure set of solutions for the self-custody of digital assets, allowing our clients to maintain control over their digital assets while minimizing the risk of unauthorized access.

•Qualified Custody Solutions: The second layer to our technology platform is our qualified custody solutions. A qualified custodian holds clients’ funds in a segregated manner and must meet rigorous regulatory standards aimed at protecting client funds from loss, theft, or misuse. As a qualified custodian under applicable U.S. state trust law, we owe fiduciary duties to our clients with respect to the safekeeping of custodied assets, including duties of care and loyalty under the laws of the jurisdictions in which our trust company subsidiaries are chartered. These fiduciary obligations are a key feature of our trust company structure and differentiate us from custodians that are not subject to comparable requirements. In jurisdictions outside the United States that do not impose equivalent fiduciary duties on custodians, we strive to apply the same U.S. standards in connection with its operations outside of the United States, subject to applicable contractual provisions and applicable local law. Our qualified custody solutions are 100% supported by cold storage which means storage that is offline for maximal security. Assets held through our qualified custody solutions are structured to be bankruptcy remote. Such structure includes that digital assets held in custody by the BitGo Trust Companies are held in segregated accounts for the benefit of our clients and are never commingled with our other assets, which we believe results in our client’s digital assets not being available to satisfy the claims of our general creditors in the event of a bankruptcy . In addition, we have completed SOC 1 Type 2 and SOC 2 Type 2 audits, numerous security audits, and we have up to $250 million of insurance coverage for digital assets held in qualified custody. Our qualified custody solutions are designed to meet the stringent requirements of institutional investors and regulatory agencies and fulfill the fiduciary responsibilities that we owe our clients to look out for their best interests. Our qualified custody solutions are integrated with our other offerings, including our liquidity and prime solutions and our Go Network, which provides our clients with near-instantaneous settlement infrastructure to support their custody and trading activities.

•Liquidity and Prime Solutions: The third layer of our technology platform focuses on providing a robust suite of liquidity-focused solutions for flexible and ongoing asset management. This layer includes solutions such as staking, borrowing and lending, collateral management, trading and end-to-end digital asset management (e.g. token vesting, unlocking, and on-chain activities) through our token management platform. We believe these offerings enable our clients to optimize the use of their digital assets, providing opportunities to earn yields, access liquidity solutions, and manage risk. Our liquidity and prime solutions are designed to support the dynamic needs of our clients, ensuring that they can effectively manage their portfolios and capitalize on market opportunities.

•Infrastructure-as-a-Service Solutions: The fourth and final layer of our technology platform is our dedicated white-glove infrastructure solutions for digital asset issuance and management. Our Stablecoin-as-a-Service offering is tailored to meet the needs of organizations looking to create and manage stablecoins. Stablecoins are digital assets pegged to a stable value, such as a fiat currency. Our solutions include the technical infrastructure, regulatory compliance, and operational support necessary for the successful creation, issuance, and management of stablecoins. This is designed to ensure that clients can confidently launch and maintain stablecoins within a robust security and compliance framework. Our Crypto-as-a-Service offering, on the other hand, provides a flexible and secure platform for the issuance and management of various types of digital assets. This service is designed to cater to the unique requirements of businesses and institutions that need customized solutions for their digital asset initiatives. Our Crypto-as-a-Service offering includes features such as secure storage, transaction management, and regulatory compliance, enabling clients to efficiently manage their digital assets while adhering to industry standards and regulations. Finally, our token management offering includes end-to-end digital asset management solutions, such as token vesting, unlocking, and on-chain activities.

Each layer of our platform is highly complementary, which we believe provides our clients safe and seamless access to the digital asset ecosystem.

Our digital asset platform benefits from four virtuous cycles:

1.Onboard Ecosystems and Institutions: Capture entire blockchain ecosystems by becoming the token infrastructure for protocols, their investors, and end users.

2.Grow Users and Assets: Attract market makers, exchanges, and partners with additional users and assets.

3.Deepen Liquidity and Activity: Build liquidity by attracting market makers, traders, and exchanges to our settlement and financing network.

4.Expand Platform Utility: Capture more protocols, Fin Techs, and issuers, as product offerings expand.

Bitcoin Treasury Strategy and Market Resilience

We have maintained a significant Bitcoin treasury reserve, a practice initiated in 2014. Our Bitcoin treasury held 1,673 Bitcoin with a fair value of $146.4 million based on observable market prices, representing approximately 42.5% of total digital intangible asset value and approximately 3.2% of our total assets on our consolidated balance sheets, as of December 31, 2025. Our Bitcoin treasury strategy involves the custody of Bitcoin that we receive as payment for our services (rather than converting such client payments to fiat), acquiring Bitcoin with cash on our balance sheets and selectively retaining Bitcoin that we receive as payment for our services (rather than converting such payments to fiat). We believe that this deliberate strategy and consistent custody of Bitcoin has positioned us as a leader among digital asset infrastructure providers, enabling us to navigate the volatility of crypto markets, including multiple crypto winters, with what we view as greater stability and financial independence than our competitors. We believe that holding Bitcoin as a core treasury asset has contributed to our ability to minimize reliance on external capital raises, strengthen our balance sheet, and leverage our operational expertise in secure Bitcoin custody to drive long-term value creation. For example, we believe that our Bitcoin treasury strategy strengthens us as a prime broker and that our significant Bitcoin holdings may contribute to our proof of creditworthiness as Bitcoin becomes a universally recognized asset. In addition, we use our Bitcoin as reserve capital with some regulators, which allows for an efficient use of our Bitcoin and creates a corresponding increase in our reserve requirements as the price of Bitcoin rises.

We view our Bitcoin holdings as long-term holdings and, looking forward, we plan to increase our Bitcoin treasury holdings subject to market conditions and operational cash flow requirements. This strategy would involve continuing to accept Bitcoin payments and selectively retaining these assets rather than converting to fiat, thereby deepening our exposure to Bitcoin’s upside potential. We also plan to continue to use our Bitcoin holdings to satisfy our reserve requirements with certain regulators. We believe this approach could further differentiate BitGo from our competitors, who often rely on diversified crypto or fiat-heavy balance sheets, and enhance our ability to continue our growth and generate value despite periods of market volatility. We believe our Bitcoin treasury reserves, combined with our technology platform—which supported over 1,770 digital assets as of December 31, 2025, and $15.6 billion in Assets Staked for the year ended December 31, 2025—positions us to capitalize on the growing institutional adoption of digital assets. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a definition of “Assets Staked”.

The volatility of Bitcoin prices presents both opportunities and risks, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Impacting Our Performance—Price and Volatility of Digital Assets.” and “Risk Factors—Risks Related to our Bitcoin Treasury Strategy.” A hypothetical 50% increase or decrease in Bitcoin’s fair value would have impacted our net income for the year ended December 31, 2025 by approximately $73.2 million, reflecting the fair value accounting under ASU 2023-08. However, we believe our long-term holding strategy, robust custody infrastructure, and diversified revenue streams (e.g., digital asset sales revenue up $13.0 billion as of December 31, 2025 from December 31, 2024; introduction of our Stablecoin-as-a-Service and Crypto-as-a-Service offerings in 2025) mitigate downside risks, enabling us to weather market downturns. By maintaining a significant Bitcoin treasury, we believe we can not only reinforce our financial stability but also align our interests with those of our clients and shareholders, who value our commitment to the digital asset ecosystem.

Growth Strategies

We seek to enhance our competitive position and create long-term stockholder value through a set of strategic growth strategies aimed at strengthening our market presence, expanding our capabilities, and driving sustainable growth.

Deepen and Expand our Trust-Based Relationships with Existing Clients.

Since our inception, security and trust have been at the foundation of our business.

Build the Largest Institutional Client Base and Deepen Network Effects.

We design and build institutional-grade products in service of our client base. As our platform expands, we believe we will be able to serve more clients along the digital asset adoption curve.

Expand Internationally.

We serve a global client base, and we aim to be able to service them wherever they require.

Serve New Coins, Tokens and Protocols, and their Ecosystems.

We intend to continue evaluating and supporting new digital assets and ecosystems.

Become the Leading Stablecoin Platform.

As use cases for stablecoins continue to grow, we believe we are well positioned to become a leading platform for stablecoin issuance and management.

Continued Product Innovation and Addition of Value-Add Solutions.

We leverage our R&D function to continue innovating and expanding on the quantity and quality of our product offerings.

Own More of the Value Chain.

We explore opportunities to own more of the value chain, including expanding operations of our own nodes, which are computers that help run and support a blockchain network, to conduct our operations.

Our Clients

We offer solutions for clients across the digital asset adoption curve, and our client base and segments reflect this. The Number of Clients we served was over 5,320 across more than 100 countries as of December 31, 2025, principally in the United States and other major financial centers in North America, Europe, and Asia. See the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a definition of “Number of Clients.”

Within our client base, we segment our clients as follows:

Digital Asset Ecosystems — The digital asset ecosystem is one of the most rapidly evolving technology landscapes in the world today. New blockchains, novel cryptographic primitives, innovative token designs, and entirely new business models are emerging at an unprecedented pace. With each new protocol or network, a fresh ecosystem is born — one that must immediately facilitate the custody, trading, and distribution of its native token, security, utility, and legitimacy.

Financial Institutions — As the digital asset ecosystem continues to mature, we have found it complements and in many instances surpasses the capabilities found in the existing financial ecosystem. As we receive more regulatory clarity, we have seen our financial institution clients increase their digital asset usage and we believe there is still a very large adoption opportunity ahead.

Technology Platforms — The extensibility of our platform is a key differentiator for our technology platform client segment. We provide APIs and infrastructure as well as direct access to liquidity and storage solutions that make us an attractive partner for this advanced and fast moving segment, so that our clients can rapidly scale their digital asset support without having to invest in resources to cover the intricacies of different blockchains. Several key client bases we serve include:

Exchanges — We work closely with many traditional financial and cryptocurrency exchanges. We offer these companies a range of solutions from custody and wallet management to value add solutions such as staking and settlement.

Fintech Platforms — Fintech platforms and neobanks represent a dynamic and expanding segment of our client base. These Business-to-Business-to-Consumer clients leverage our secure custody solutions, wallet infrastructure and settlement technology to offer digital asset products directly to their end consumers.

Corporations — Corporations and corporate treasuries represent another important component of our institutional client base. We have observed corporations become more comfortable using digital assets, leading an increasing number of companies across sectors to allocate a portion of their balance sheet to digital assets and adopt digital asset treasury and payment strategies. Our corporate clients include publicly listed and private companies that require institutional-grade custody and associated services, with features such as multi-user access controls, policy engines, multi-sig security, and integration with enterprise resource planning and accounting systems.

Governments — We serve government agencies across the world including those in the United States, El Salvador, Bhutan, and other countries. As governments across the world develop their digital asset policies, we expect there will be continued opportunity to deepen our penetration with this client segment.

Our Products and Solutions

We believe the market structure for digital asset-focused products is not optimized for the success of market participants; solutions are spread unevenly across the technology ecosystem, and resources are allocated inefficiently. Our full-service offerings aim to provide a unified set of solutions across major markets. While we started in custody and wallets and continue to invest in such solutions, we have since created a comprehensive suite of solutions built on top of our custody and storage layers allowing our clients to access and utilize their digital assets efficiently. These solutions, which include staking, trading, borrowing and lending, collateral management, stablecoin (tokenization and infrastructure), and network settlement are detailed as follows:

Self-Custody Wallet and Solutions

Our self-custody solutions empower institutions to directly manage their digital assets while leveraging our security expertise. By using multi-sig and MPC technology, we are focused on eliminating single points of failure, and enhancing oversight and control. By separating and securing numerous private keys per client, we provide the infrastructure and support for clients to meet ever-evolving governance and regulatory compliance requirements, while providing incredible utility for users that want to utilize their assets. We charge recurring account and custody fees, as well as transaction fees for certain movements of assets.

Qualified Custody Solutions

We provide regulated and insured custody of over 1,770 digital assets on our platform as of December 31, 2025, ensuring high levels of regulatory compliance and security. As a qualified custodian, we hold digital assets in trust, separating them from our operational funds, in line with established regulatory practices. Our proprietary multi-sig technology and cold storage systems are designed to protect a range of digital assets from unauthorized access and cyber threats. We charge recurring account and custody fees, as well as transaction fees for certain movements of assets.

Liquidity and Prime Solutions

Staking: We offer staking solutions that allow clients to stake their digital assets, to validate transactions on eligible blockchains and earn staking rewards thereon while maintaining custody and ownership of their digital assets. We do not offer liquid staking. For the year ended December 31, 2025, we had $15.6 billion of Assets Staked, and as of December 31, 2025, supported over 1,770 digital assets. Clients who stake their digital assets receive compensation, otherwise referred to as “staking rewards”, issued by the applicable blockchain protocol, typically in the form of the network’s digital asset. In return for the services we provide, we earn a fixed percentage commission on all staking rewards received by our clients. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for a definition of “Assets Staked”.

Trading: We offer institutional-grade trading solutions designed for secure and efficient digital asset transactions. Our platform connects our clients to a global network of liquidity providers, ensuring optimal execution and pricing. Our trading solutions, through which we provide agency execution services to clients in connection with their purchase or sale of digital assets, are integrated within custody solutions, eliminating the need to move assets between platforms and reducing counterparty risk, and we support a wide range of digital assets and trading pairs. These activities are conducted through BitGo Prime, which acts as an agent and routes orders to liquidity providers. We do not, however, directly engage in trading nor do we trade digital assets as a principal, which we believe mitigates the potential for conflicts of interest that can arise at vertically integrated platforms. With advanced order types and real-time market data, we are focused on empowering institutions to implement sophisticated trading strategies. We earn spreads and/or transaction fees on client trades executed through our trading platform. For the year ended December 31, 2025, we had approximately $15.6 billion of digital assets sales revenue, which is derived from the total trading volume of digital asset sales on our platform, representing a 512.6% increase from the year ended December 31, 2024.

Borrowing and Lending: We facilitate borrowing and lending of digital assets for our institutional clients, enabling them to optimize capital efficiency and generate yield. We provide secured lending to institutional clients and counterparties, typically on an over-collateralized basis. We may fund loans using our own capital or, in some cases, through short-term financing arrangements with institutional liquidity providers. Through our transparent and secure platform, clients can lend their digital assets to us to earn interest payable by us or borrow digital assets from us for a fee to fund trading and investment activities. We earn interest income or financing spreads on lending arrangements. For the year ended December 31, 2025, we generated approximately $18.1 million in lending fees, which represent interest income from loan receivables and fee income from digital intangible assets loan receivables on our platform, as compared to $5.8 million for the year ended December 31, 2024.

Collateral Management: Our collateral management services provide our institutional clients with tools to manage risk and optimize capital efficiency in digital asset lending, borrowing, and trading. We work with our clients to ensure that collateral levels are maintained according to predefined parameters, mitigating liquidity risk. Our clients can use a wide range of digital assets as collateral, providing flexibility in managing their portfolios. Real-time reporting and analytics provide transparency into risk exposures, which we believe allows our institutional clients to confidently participate in digital asset markets while adhering to regulatory requirements and internal risk management policies. Digital assets that are pledged as collateral are custodied within segregated accounts on our platform and are subject to daily monitoring and margin requirements in accordance with the applicable loan or collateral management agreement. We do not rehypothecate or otherwise use client collateral for proprietary purposes. We collect management and monitoring fees in connection with collateral management services.

Infrastructure-as-a-Service Solutions

Stablecoin-as-a-Service: Stablecoin-as-a-Service, which we launched in 2025, allows institutional clients to issue U.S. dollar-backed stablecoins using our regulated trust infrastructure. Depending on the client’s needs, we can provide any or all elements of the service, including (i) token issuance, (ii) smart contract management, and (iii) reserve custody and administration that hold and manage assets backing stablecoins with automatic rebalancing, daily reconciliation, and compensation attestations from top accounting firms. In addition, we provide regulatory infrastructure including access to our licenses, banking relationships, fiat rails and smart contract structuring to support bespoke creation, tracking and auditing of self-executing digital asset agreements. As of the date of this Annual Report on Form 10-K we have one active Stablecoin-as-a-Service client. We can earn implementation and ongoing service fees for the issuance, reserve management, and transaction processing of white-labeled stablecoins. These fees can be paid based on the interest earned on the reserve management as defined in the fee schedule of the agreement.

Crypto-as-a-Service: Crypto-as-a-Service is intended for clients (e.g., payment platforms, fintechs and financial institutions) that require access to digital asset infrastructure but do not wish to operate it directly. These clients may utilize individual components of our technology stack (e.g., wallets, custody, trading and settlement rails) in order to enable digital asset functionality within their own platforms. In addition, we provide a platform that enables our clients to issue and manage the issuance of their own digital assets. This turnkey modular offering includes customized solutions such as secure storage, transaction management, and regulatory compliance. By leveraging our crypto-as-a-service platform, clients stand to benefit from faster time-to-market, reduced operational burden, and institutional-grade security and execution capabilities. We earn platform access and usage-based fees based on the client’s use of one or more components of our infrastructure stack (e.g., custody, settlement, trading, on-ramp / off-ramp, regulatory reporting). As of the date of this Annual Report on Form 10-K, we have less than ten active Crypto-as-a-Service clients.

Token Management: Our network settlement service facilitates efficient and secure on-chain and off-chain settlement of digital asset transactions between participants. Our solution reduces counterparty risk and operational overhead by providing a neutral platform for clearing and settling transactions. Our offering supports a variety of digital assets and settlement models, accommodating the diverse needs of institutional clients. We believe that our clients benefit from real-time visibility into settlement status and reduced settlement times, enabling them to streamline their digital asset operations, improve capital efficiency, and confidently engage in transactions. Client-to-client movements over the Go Network are generally free of charge, although we may charge fees for certain value-added solutions or custody.

Sample of BitGo-supported coins and tokens:

Competition

The digital asset economy is highly competitive, and dynamics among market players are evolving rapidly. The competitive landscape continues to evolve as new entrants emerge and existing providers expand their capabilities, and as such, we face a range of competition for our services. In addition, the digital asset economy has seen the emergence of several notable participants that hold significant market share; these players battle for market share, benefitting from positioning as large public companies with sizable balance sheets.

Furthermore, a range of custody-first players that may compete more directly with us may have strong holds on various parts of the digital asset stack or have differentiated offerings. Due to the wide range of products we offer, we also face competitive threats from leaders in each specific service, such as players specifically offering brokerage or stablecoin services.

Similar to other digital asset firms, we also see competition from traditional financial institutions, financial technology companies, and brokerage firms. That said, as a leading provider of custody solutions, we believe we have successfully differentiated our exceptional platform from those of our competitors.

Intellectual Property

Our intellectual property is an important aspect of our business and helps us to maintain our competitive position. To establish and protect our rights in our proprietary technology, we rely on and comply with a combination of patent, copyright, trademark, and trade secret laws, in the United States and other jurisdictions. Our proprietary technology consists of multi-sig wallets, which require multiple private keys to authorize a transaction, and a threshold signature scheme, an advanced cryptographic protocol that enhances the security of digital asset transactions. Our material software consists of our BitGo platform, which serves as an umbrella for various key APIs such as Wallet, Trade and Crypto-as-a-Service, and our mobile application BitGo Verify, which became available for Android and iOS in July 2025.

To protect our brand, as of December 31, 2025, we owned 15 registered trademarks in nine jurisdictions and 81 pending trademark applications in the United States and abroad. Finally, we have registered domain names for websites that we use in our business, such as www.bitgo.com.

To establish and protect our rights in our proprietary technology, we also rely on a combination of contractual restrictions such as confidentiality agreements and confidentiality procedures, license agreements and intellectual property assignment agreements. For example, we maintain a policy requiring our employees, contractors, consultants, and other third parties to enter into confidentiality and proprietary rights agreements to control access to, and non-disclosure of, our proprietary information and to ensure that we own, or take assignment of, intellectual property created by such parties. We also seek to preserve the confidentiality of our trade secrets and proprietary rights through appropriate technological restrictions, such as physical and electronic security measures. We actively police our trademarks and domain names and take actions to enforce our trademark and domain name rights when infringement is detected.

Although we take steps to protect our intellectual property and proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our technology and other proprietary information, including by third parties who may use our technology or other proprietary information to develop solutions that compete with ours. Moreover, others may independently develop technologies or solutions that infringe on, misappropriate, or otherwise violate our intellectual property and proprietary rights. Intellectual property laws and our procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, misappropriated, or violated, or expire or become unenforceable. Policing the unauthorized use of our intellectual property and proprietary rights can be difficult. This is particularly true in digital spaces, including, but not limited to, third party websites that misappropriate our brand.

We have made an irrevocable public patent pledge on our website that we will not initiate a lawsuit against any party for infringing a BitGo patent owned now or in the future, through activity relating to cryptocurrencies or digital assets for so long as such party has not marketed or sold or assisted others to market or sell a knock-off of a BitGo product, has not asserted against us or assisted other third parties or had a financial stake in asserting against us a patent or other intellectual property right, or any patent right against a third party for its use of technologies relating to cryptocurrencies or digital assets, challenged or helped others to challenge or taken a financial stake in any challenge to any BitGo patent, or fraudulently claimed to be Satoshi Nakamoto. We also pledged to only transfer BitGo patents to third parties who agree that they, and any subsequent transferee, will provide the protections under the patent pledge. We made this patent pledge to encourage the advancement of a common, rapidly-evolving set of technologies for digital assets, thereby benefiting us, other companies building in the cryptocurrency and digital asset sector, and the world. We state in the pledge that it is not a waiver of any patent claims (including claims for damages for past acts of infringement) and is not a license, covenant not to sue, or authorization to engage in patented activities or a limitation on remedies, damages or claims.

Government Regulation

Operating on a global scale, we navigate a complex and ever-shifting regulatory framework imposed by numerous U.S. federal, state, local, and international authorities. Our operations are subject to a wide array of legal requirements—including those governing financial services, banking, trust companies, consumer protection, money transmission, and electronic payments—as well as laws and rules specific to stored value activities, securities, commodities, derivatives, secured transactions, trust accounts, fiduciary services, and emerging digital asset regulations. Because these laws and regulations are continuously being updated, interpreted differently across jurisdictions, and sometimes conflict with one another, determining which rules apply to our business can be challenging. Moreover, due to the unique and rapidly evolving nature of the digital asset market, we must frequently exercise our own judgment about regulatory applicability, with the possibility that regulators or courts might ultimately disagree with our interpretations.

BitGo B&T is chartered as a national trust bank and is regulated by the OCC. As a national trust bank, BitGo B&T is authorized to perform fiduciary custody of digital assets, including Bitcoin, and is subject to ongoing supervision by the OCC. Although certain of our subsidiaries are regulated by the OCC as well as state or foreign banking authorities as custodians, it is also important to note that we are not directly examined or overseen by the FDIC, the Federal Reserve Board, or the Consumer Financial Protection Bureau (“CFPB”). In addition, as of the date of this Annual Report on Form 10-K, we were not regulated by the CFTC as a futures commission merchant, designated contract market, or derivatives clearing organization. As of the date of this Annual Report on Form 10-K, BitGo Holdings, Inc. was not registered as a broker-dealer, an investment company or an investment adviser with U.S. federal or state regulators. Furthermore, as of the date of this Annual Report on Form 10-K, our trading solutions did not operate as part of an SEC-regulated national securities exchange or alternative trading system. Several of our subsidiaries are, however, regulated and examined by U.S. federal, state or foreign regulators.

Globally, our business must comply with strict legal and regulatory standards designed to combat illicit activities like terrorist financing, money laundering, fraud, tax evasion, as well as to promote investor protection, ensure high prudential standards, enforce competition, economic and trade sanctions, and protect privacy, cybersecurity, and data security. Recognizing that the scope of these requirements is rapidly growing, we dedicate substantial resources across our legal, compliance, product, and engineering teams. This enables us to not only meet current regulatory demands but also to anticipate and prepare for new interpretations, additional regulations, and evolving legal standards in the future.

See the section titled “Risk Factors—Risks Related to Industry-Specific Regulations and Public Policy” for more information on the various risks we face related to government regulation.

Regulation of Qualified Custodians

We are subject to regulation in the United States by the OCC, and in New York and Dubai by their respective divisions of banking related to our custodial business. Specifically, our subsidiaries, BitGo B&T, BitGo New York Trust Company, LLC and BitGo Custody MENA FZE operate as a federally chartered national trust bank, a New York chartered limited purpose trust company and Free Zone Establishment providing digital asset custody solutions, regulated by the Dubai VARA, respectively. In addition, we are subject to regulation by certain foreign regulators tasked with overseeing custodial activities in their jurisdictions, including the Federal Financial Supervisory Authority of Germany, the Dubai VARA, the Swiss Financial Services Standards Association, and the Danish Financial Supervisory Authority. In general, pursuant to the requirements under such applicable regulations, we must remain adequately capitalized, have appropriate insurance and bonding and operate in compliance with other regulatory guidelines, including with respect to the U.S. Bank Secrecy Act (“BSA”), and international anti-money laundering program requirements. Additionally, we submit to and are subject to regular regulatory examinations to oversee, among other things, administration of custodial accounts held for our clients.

On December 12, 2025, BitGo Trust Company, Inc. received approval from the OCC to convert to a national trust bank and operate as a federally regulated trust institution in the United States under the name BitGo Bank & Trust, National Association. As a national trust bank, we are subject to ongoing supervision by the OCC and must comply with applicable regulatory requirements, including capital adequacy, risk management, AML and fiduciary oversight standards. There can be no assurance that we will obtain, on a timely basis or at all, any additional licenses or regulatory approvals for which we have applied or may apply in the future. Any failure or delay in obtaining such licenses or approvals could require us to expend additional time and resources, restrict or delay certain of our business activities, limit or postpone planned expansions or product offerings and result in reputational harm.

See the section titled “Risk Factors—Risks Related to Industry-Specific Regulations and Public Policy—We are subject to a complex framework of U.S. and non-US laws, rules and regulations. The expansion of our global footprint may lead to heightened scrutiny by both U.S. and foreign regulatory and governmental bodies, potentially resulting in inquiries, investigations or enforcement actions” for more information on the various risks related to our ability to obtain and maintain our licenses.

See the section titled “Risk Factors—Risks Related to Industry-Specific Regulation and Public Policy—We are subject to a complex framework of U.S. and non-US laws, rules, and regulations. The expansion of our global footprint may lead to heightened scrutiny by both U.S. and foreign regulatory and governmental bodies, potentially resulting in inquiries, investigations or enforcement actions” for additional information.

Anti-money Laundering and Counter-terrorist Financing

We are subject to a wide range of AML and counter-terrorist financing (“CTF”) laws and regulations in the United States, including the BSA, as well as similar laws and regulations in foreign jurisdictions. In the United States, certain of our subsidiaries, including BitGo Trust Company, Inc. (prior to its conversion to a national trust bank) and BitGo Technologies LLC, are registered as MSBs with the Financial Crimes Enforcement Network (“FinCEN”) and are therefore subject to the BSA and its implementing regulations applicable to MSBs. These requirements include, among other things, developing, implementing, and maintaining a risk-based AML program; providing AML-related training; filing suspicious activity reports and other required reports with FinCEN; complying with recordkeeping and reporting obligations; and collecting and maintaining customer information. BitGo B&T, our national trust bank subsidiary supervised by the OCC, is not required to register as an MSB. Instead, BitGo B&T is subject to the BSA and related AML and CTF requirements as a bank, including comprehensive BSA/AML compliance, customer due diligence, suspicious activity and currency transaction reporting, sanctions compliance, and ongoing regulatory supervision.

In addition, several of our subsidiaries are licensed or regulated as money transmitters, MSBs, virtual asset service providers, or their equivalent entities in certain non-U.S. jurisdictions, and are therefore subject to applicable local AML and CTF laws and regulations, which in some cases may be more stringent than those in the United States. As a result, we are required to comply with multiple, and sometimes overlapping, regulatory regimes relating to the detection and prevention of money laundering, terrorist financing, sanctions violations and other illicit activity.

Accordingly, we have implemented a compliance program designed to prevent our platform and services from being used to facilitate money laundering, terrorist financing, sanctions violations or other illicit activity, including activity involving countries, persons or entities subject to sanctions administered by OFAC and comparable foreign authorities. Our compliance program includes risk-based policies, procedures, internal controls, training, monitoring, and reporting protocols designed to address applicable legal and regulatory requirements and to manage AML and CTF risks. AML and CTF laws and regulations are complex evolving and vary significantly across jurisdictions. We continuously monitor regulatory developments and seek to adapt our policies, procedures and controls to reflect changes in legal requirements and supervisory expectations. Despite these efforts, compliance with these regimes requires significant resources, and any failure to comply could expose us to regulatory enforcement actions, fines, penalties, reputational harm or restrictions on our business activities.

See the section titled “Risk Factors—Risks Related to Industry-Specific Regulation and Public Policy—We are subject to a complex framework of U.S. and non-US laws, rules, and regulations. The expansion of our global footprint may lead to heightened scrutiny by both U.S. and foreign regulatory and governmental bodies, potentially resulting in inquiries, investigations or enforcement actions,” “Risk Factors—Risks Related to Industry-Specific Regulation and Public Policy—Our platform may be exploited to facilitate illegal activity such as fraud, money laundering, sanctions violations, illicit gambling, market manipulation, tax evasion, and scams” and “Risk Factors—Risks Related to Industry-Specific Regulation and Public Policy—Our business requires obtaining and maintaining compliance with regulatory licenses and qualifications that may be costly and time-consuming to obtain and, if obtained, may subsequently be revoked” for additional information.

Money Transmission and Virtual Currency Business Activity

Our subsidiaries, BitGo B&T, BitGo Technologies LLC and Portum Capital LLC have obtained licenses to operate as money transmitters or its equivalent in the states of the United States where we operate and such licenses are required, as well as in the District of Columbia and Puerto Rico. The licensing statutes vary from state to state and prescribe different requirements, and subject us, among other things, to record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of client funds, maintenance of permitted investments, and inspection by state regulatory agencies. These state licensing laws also cover matters such as notification requirements for changes in principal officers, stock ownership or corporate control and restrictions on advertising.

Our subsidiaries have also obtained licenses to provide digital asset custody and trading solutions outside of the United States. Specifically, our subsidiary BitGo Europe GmbH is a licensed crypto asset service provider (“CASP”) under the Markets in Crypto-Assets Regulation ("MiCA"), the provisions of which entered into full application on December 30, 2024, and is therefore regulated by Germany's Federal Financial Supervisory Authority ("BaFIN") in connection with the digital asset services that we provide in the EU. Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for crypto asset service providers, including requirements related to governance, reserves, capital, asset safeguarding, segregation and security. Under MiCA, licensed CASPs can operate across all 27 EU member states through a passporting process after receiving authorization in one member state. A transition period applies, the length of which varies by member state and at the latest runs until July 2026, during which (i) existing licensed or registered providers may continue operating under national laws until they obtain MiCA authorization and (ii) MiCA licensed CASPs cannot rely on such MiCA license to operate in a member state until such state has fully implemented MiCA. Certain of our subsidiaries also hold (i) a major payment institution license issued by the Monetary Authority of Singapore, (ii) virtual asset service provider (“VASP”) licenses issued by the Dubai VARA as well as VASP licenses issued by certain member states of the E.U. and (iii) a foreign money service business ("MSB") registration issued by the Financial Transactions and Reports Analysis Centre of Canada. Certain of our subsidiaries have also applied for registration as a “reporting entity” with the Financial Intelligence Unit of India, a VASP license with the Korea Financial Intelligence Unit and a VASP license and related AML registration with the Financial Supervisory Commission of Taiwan. Under these current and pending licenses and registrations, we are, and will be, subject to a broad range of rules and regulations including in respect of anti-money laundering, safeguarding of customer assets and funds, regulatory capital requirements, fit and proper management, operational controls, corporate governance, customer disclosures, reporting, and record keeping. There is no guarantee that we will be able to ultimately obtain the licenses and qualifications for which we have applications pending on a timely basis or at all, and any failure or delay of receiving such licenses and qualifications could require additional time and resources, limit certain of our business activities until such licenses and qualifications are obtained, delay or preclude planned expansions of business opportunities and result in reputational harm. See the section titled “Risk Factors—Risks Related to Industry-Specific Regulations and Public Policy—We are subject to a complex framework of U.S. and non-US laws, rules and regulations. The expansion of our global footprint may lead to heightened scrutiny by both U.S. and foreign regulatory and governmental bodies, potentially resulting in inquiries, investigations or enforcement actions” for more information on the various risks related to our ability to obtain and maintain our licenses.

Broker-Dealer

Our broker-dealer business, operated by Portum Capital LLC, is registered with the SEC as a broker-dealer under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in the states in which it conducts business. It is also a member of, and subject to the rules of, FINRA. Our subsidiary BitGo MENA FZE is also registered as a broker-dealer with the Dubai VARA. All of our broker-dealer activities are subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and applicable state securities regulators, as well as other governmental authorities and self-regulatory organizations with which they are registered or licensed or of which they are a member. The regulation of broker-dealers encompass all aspects of their business and operations, including sales and trading practices, client onboarding, adversities and marketing, research publication and distribution best execution of customer orders, order handling, conflicts of interest, fee arrangements, capital adequacy, financial reporting and information security. Broker-dealers must also comply with anti-money laundering rules and requirements issued by FinCEN under the BSA as well as similar rules issued by the Dubai VARA. See the section titled “Risk Factors—Risks Related to Industry-Specific Regulation and Public Policy” for additional information.

Lending Law

We originate secured commercial loans, and may in the future, originate secured consumer loans in certain states in the United States. As a result, we are subject to, or may become subject to, certain federal laws, including the Truth-in-Lending Act and its implementing Regulation Z, which require creditors to provide consumers with uniform information regarding the terms of their loan and credit transactions; the Equal Credit Opportunity Act and its implementing Regulation B, which prohibits creditors from discriminating on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of an applicant’s income derives from public assistance, or the fact that the applicant has exercised any right under the federal Consumer Credit Protection Act; and the Fair Debt Collection Practices Act, which imposes guidelines and limitations on the conduct of debt collectors in connection with the collection of consumer debts. Our lending activities are also subject to state lending laws within various states with respect to lending activities within each such state. These state lending laws may be enforced by state attorneys general, state financial regulators, and private litigants, among others, and may require licensure in certain states.

See the section titled “Risk Factors—Risks Related to Industry-Specific Regulation and Public Policy—We are subject to a complex framework of U.S. and non-US laws, rules, and regulations. The expansion of our global footprint may lead to heightened scrutiny by both U.S. and foreign regulatory and governmental bodies, potentially resulting in inquiries, investigations or enforcement actions” for additional information.

U.S. Securities Regulation Generally

In recent years, the SEC and U.S. state securities regulators have stated that certain digital assets may be classified as securities under U.S. federal and state securities laws. A number of enforcement actions and regulatory proceedings have since been initiated against digital assets and their developers and proponents. Several foreign governments have also issued similar warnings cautioning that digital assets may be deemed to be securities under the laws of their jurisdictions.

We have performed and continue to perform legal analysis under applicable federal securities laws, informed by, among other things, relevant Supreme Court precedent (e.g., Howey, Reves), subsequent binding judicial decisions, SEC staff guidance (e.g, the Framework for “Investment Contract” Analysis of Digital Assets), and other authority, and where appropriate, in consultation with outside counsel, to assess whether a particular digital asset, product or service could be deemed a security under applicable laws. Our internally developed policies and procedures to determine whether a particular digital asset should be classified as a security, which are predicated upon a risk-based assessment, do not constitute a legal standard and are not binding on any regulatory body or court, and therefore, we could in the future be subject to legal or regulatory action in the event the SEC or a state or foreign regulatory authority were to assert, or a court were to determine, that a digital asset, product or service supported or available on our platform is a security under applicable securities laws. An adverse determination could expose us to significant regulatory scrutiny, inquiries, investigations, fines and other sanctions, potentially impacting our business operations, strategic initiatives and financial results. We offer and may continue to offer different digital assets in the United States as compared to other jurisdictions.

See the section titled “Risk Factors—Risks Related to Industry-Specific Regulation and Public Policy” for additional information.

Commodities and Derivatives

The CFTC has stated, and CFTC enforcement actions have confirmed, that at least some digital assets, including Bitcoin, fall within the definition of a “commodity” under the Commodity Exchange Act of 1936 (as amended, the “Commodity Exchange Act”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital asset markets. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products, and certain retail leveraged commodity transactions involving digital assets, including the markets on which these products trade. In general, we seek to ensure that our transactions do not constitute U.S. retail leveraged commodity transactions. In addition, security-based swaps are subject to SEC regulation and oversight. To the extent we enter into digital assets transactions that constitute futures, swaps, security-based swaps or other derivative products, we consider and comply with these applicable rules and regulations. Given our novel business model and uncertainty regarding application of some of these laws and regulations, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements.

See the section titled “Risk Factors—Risks Related to Industry-Specific Regulation and Public Policy—Many of the digital assets which we custody, or facilitate trading and lending in, are subject to regulatory authority by the SEC or the CFTC. If certain digital assets or transactions in such digital assets are deemed to be securities, “leveraged retail commodity transactions”, commodity interests or security-based swaps, we could be subject to additional regulatory requirements, licenses and approvals, and potentially face regulatory enforcement actions, civil liability, and significant increased compliance and operational costs” for additional information.

Prohibitions on Bribery and Anti-corruption

We are subject to regulations imposed by the Foreign Corrupt Practices Act in the United States and similar laws in other countries, such as the Bribery Act of 2010 in the UK (the “Bribery Act”), which generally prohibit companies and those acting on their behalf from making improper payments to foreign government officials for purposes of obtaining or retaining business. Some of these laws, such as the Bribery Act, also prohibit improper payments between private entities and persons. We have implemented policies and procedures designed to comply with such laws, and continuously monitor our compliance with such laws in light of the most current legal requirements.

See the section titled “Risk Factors—Risks Related to Industry-Specific Regulation and Public Policy—We are subject to a complex framework of U.S. and non-U.S. laws, rules, and regulations. The expansion of our global footprint may lead to heightened scrutiny by both U.S. and foreign regulatory and governmental bodies, potentially resulting in inquiries, investigations, or enforcement actions” and “Risk Factors—Risks Related to our Business, Operations and Financial Position—Because our long-term success depends, in part, on our ability to expand our sales to clients outside the United States, our business is susceptible to risks associated with international operations” for additional information.

Privacy and Protection of User Data

We collect personal data about our clients and users in connection with their use of our products and services. This includes basic account and identifying information, such as a client’s or user’s contact details. For clients and users that engage in transactions through our platform, we collect information necessary to comply with applicable know-your-customer and anti-money laundering laws and to facilitate those transactions. We also collect information about how clients and users interact with our solutions in order to provide and improve those solutions, protect the platform’s security and integrity, communicate with clients and users when needed, and comply with applicable legal requirements. We also require our third party providers to have similar limitations in place with respect to their collection and use of client and user data.

We are subject to a number of laws, rules, directives, and regulations relating to the collection, use, retention, security, processing, and transfer of personally identifiable information about our clients and employees in the countries where we operate. Our business relies on the processing of personal data in many jurisdictions and the movement of data across national borders. As a result, much of the personal data that we process, which may include certain financial information associated with individuals, is regulated by multiple privacy and data protection laws and, in some cases, the privacy and data protection laws of multiple jurisdictions. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries, and other parties with which we have commercial relationships and may regulate the transfer of information between jurisdictions.

See the section titled “Risk Factors—Risks Related to Cybersecurity, Data Privacy, and Information Technology—We, our clients or third parties we rely on may be victims of cyberattacks and security breaches” and “Risk Factors—Risks Related to Cybersecurity, Data Privacy, and Information Technology—We may be unable to prevent or effectively mitigate real or perceived improper use of, disclosure of, or access to sensitive data that we obtain and process” for additional information.

Consumer Protection

The Federal Trade Commission (“FTC”), the Consumer Financial Protection Bureau (“CFPB”), and other U.S. federal, state, and local and foreign regulatory agencies regulate financial products. These agencies, as well as certain other governmental bodies, in particular state attorneys general, have broad consumer protection mandates and discretion in enforcing consumer protection laws, including matters related to unfair or deceptive, and, in the case of the CFPB, Unfair, Deceptive, or Abusive Acts or Practices (“UDAAPs”), and they promulgate, interpret, and enforce rules and regulations that affect our business.

See the section titled “Risk Factors—Risks Related to Our Business, Operations and Financial Position—Disputes with our clients could adversely affect our brand, reputation, business, operating results, regulatory status and financial condition” for additional information.

Economic and Trade Sanctions

We are required to comply with economic and trade sanctions administered by the United States, the E.U., relevant E.U. member states, and other jurisdictions in which we operate. Economic and trade sanctions programs administered by OFAC and by certain foreign jurisdictions prohibit or restrict transactions to or from (or dealings with or involving) certain countries, regions, governments, and in certain circumstances, specified individuals and entities such as narcotics traffickers, terrorists, and terrorist organizations, as well as certain digital asset addresses.

See the section titled “Risk Factors—Risks Related to Industry-Specific Regulation and Public Policy—We are subject to a complex framework of U.S. and non-US laws, rules, and regulations. The expansion of our global footprint may lead to heightened scrutiny by both U.S. and foreign regulatory and governmental bodies, potentially resulting in inquiries, investigations or enforcement actions” for additional information.

Escheatment and Unclaimed Property Regulations

We are subject to unclaimed property laws in the United States and in other jurisdictions where we operate. These laws require us to turn over to certain government authorities the property of others held by us that has been unclaimed for a specified period of time, including airdropped tokens and forked digital assets. We hold property subject to unclaimed property laws, however, there is significant regulatory uncertainty with how states and foreign jurisdictions treat digital assets under unclaimed property rules.

Human Capital

We succeed when every one of our valued employees succeeds. We pride ourselves on open collaboration, and we benefit daily from being aligned in how we are executing our goals as a company.

As of December 31, 2025, we had 603 full-time employees across the United States, Canada, Europe, Asia, Latin America, and the Middle East. We are committed to finding and retaining a diverse, passionate talent pool, and we are invested in maintaining our relationship with each and every one of our BitGo employees.

At BitGo, we believe that digital assets will play an increasingly important role in the global economy, and we are focused on promoting trust in the digital asset ecosystem. We are fortunate to attract an employee base that believes in this mission. Our teams work tirelessly to reshape and redefine the digital asset economy, empowering institutions to be bold and inventive with their digital assets.

Our core values are as follows:

Open Communication

Open communication is consistently a top priority at BitGo. In an effort to integrate this principle within the fabric of our operations, our management team provides insights to our employees on our monthly financial performance. Transparency and direct dialogues are fundamental to every interaction across every team.

Craftsmanship

The digital asset economy is constantly evolving, requiring us and our employees to be creative within our daily work and our research and development efforts. BitGo employees are regularly encouraged to ask questions such as: Are we making good products? How strong are our contributions to our broader vision for digital assets?

Accountability

The digital asset economy is complicated, and the responsibilities of a BitGo employee are nuanced. We center accountability in every task and across every team, encouraging individuals to consider where they are bringing in value and keeping track of everything we are doing as an organization.

Client-First

At BitGo, we aim to instill a company-wide culture where our employees put themselves in the shoes of the client. We encourage our employees to think of the client first and foremost with each task, a mindset that enables us to deliver best-in-class products and solutions across the digital asset economy.

Available Information

Our website is located at https://www.bitgo.com, and our investor relations website is located at https://www.investors.bitgo.com. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Act of 1933, as amended (the “Securities Act”), are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also access all of our public filings through the SEC’s website at https://www.sec.gov.

We announce material information to the public through a variety of means, including filings with the U.S. Securities and Exchange Commission, press releases, public conference calls, our website (bitgo.com), the investor relations section of our website (investors.bitgo.com), our LinkedIn account, our X account (@BitGo), and Michael Belshe's X account (@mikebelshe). We use these channels to communicate with investors and the public about our Company, our products and services and other matters. Therefore, we encourage investors, the media and others interested in our Company to review the information we make public in these locations, as such information could be deemed to be material information.

Item 1A. Risk Factors

Risks Related to Our Business, Operations and Financial Position

Our operating results have and are expected to continue to significantly fluctuate, including due to the highly volatile nature of digital assets.

Our business, financial condition, and operating results have historically experienced significant fluctuations and are likely to continue significantly fluctuating in the future. These fluctuations are primarily driven by the highly volatile and cyclical nature of digital asset markets, which have historically alternated between periods of rapid growth and sharp declines.

Our total revenues have historically been, and are expected to continue to be, comprised substantially of digital assets sales revenue, staking revenue, and subscriptions and services revenue, all of which are influenced by the trading price and volatility of digital assets. During periods of rising digital asset prices, these sources of revenue generally increase as our AoP increases. During periods of declining digital asset prices, our AoP generally decreases, which negatively impacts the total revenue generated. In addition, during periods in which digital asset prices are increasing, we have generally seen increased market activity and client engagement, which helps growth in new client acquisitions and other product offerings that can lead to higher total revenues. Conversely, during periods of declining digital asset prices, or negative market sentiment, we typically experience reduced client activity and slower client growth, which has decreased total revenues. Therefore, changes in the value of digital assets have historically had, and we expect will generally have in the future, a significant impact on our financial results. For example, our total revenue of $16.2 billion for the year ended December 31, 2025 increased by 424.3% from the year ended December 31, 2024, primarily driven by improving macroeconomic conditions and stronger investor sentiment in the digital asset market and correspondingly higher digital asset prices, which supported growth across key products, including digital asset sales. Our AoP for the year ended December 31, 2024 was $89.9 billion, representing a 191.7% increase from the year ended December 31, 2023. On the other hand, our AoP was $81.6 billion for the year ended December 31, 2025, representing a decrease of 9.2% from the year ended December 31, 2024, which decrease was primarily driven by declines in digital asset prices, particularly in the last few months of 2025 as compared to the higher digital asset prices in the second quarter and third quarter of 2025. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” in Part II, Item 7 for a definition of “Assets on Platform.”

The highly volatile and cyclical nature of the digital asset markets are influenced by numerous factors, many of which are beyond our control. These factors include, but are not limited to, market sentiment and the actions of market participants, regulatory developments, technological changes, flaws or perceived flaws, macroeconomic conditions, geopolitical events, and media coverage. Any of these factors can lead to rapid and unpredictable changes in digital asset prices and overall digital asset market conditions.

In addition, the prices of many digital assets are based in part on market adoption and future expectations, which may or may not be realized. As a result, the prices of digital assets are highly speculative. The speculative nature of digital assets can amplify market volatility resulting in sudden and substantial price movements that significantly impact client behavior and operating results. Furthermore, there are many digital assets in the market that we do not support. Our business could be adversely affected, and growth in our revenue earned from our custody platform could slow or decline, if the markets for the digital assets we support were to deteriorate or if demand increases for other digital assets that we do not support. The decision on whether or not to support a particular digital asset can be driven by technological limitations or regulatory considerations, among other factors. For example, in connection with complying with various legal and regulatory requirements, including guidance related to the listing and de-listing of digital assets issued by the New York Department of Financial Services (“NYDFS”), which, among other things, regulates which digital assets can be made available to certain customers, we regularly assess whether we can support certain digital assets or whether to remove certain digital assets from our custody platform. Our decision not to support particular digital assets may result in a decline in total revenue and a loss of clients who desire to custody or transact in such digital assets.

There have also been an increasing number of public companies pursuing a digital asset treasury (“DAT”) strategy, which could further exacerbate the highly volatile and cyclical nature of digital asset markets. If the price of a particular digital asset falls, there may be forced selling pressure for the same digital asset if it is underlying a public company’s DAT strategy, in particular as it relates to DAT strategy public companies that have issued securities such as convertible bonds and notes to fund their DAT strategies because, if the price of the digital asset underlying the applicable DAT strategy falls, such company could be forced to sell its digital assets to service its debts, potentially resulting in market instability and liquidations within the digital asset markets. Additionally, DAT strategies may inadvertently lead to decreased investor confidence that spreads throughout the financial ecosystem. For instance, if a public company unexpectedly sells a portion of the digital assets underlying their DAT strategy, even for predictable cash flow management or business operation purposes, such unanticipated sale could create a sudden price decline, market liquidations or destabilization.

Due to this volatility, our quarterly and annual financial results may vary significantly from period to period, making it difficult to accurately forecast future performance or reliably predict long-term trends. Periods of prolonged market downturns or sustained negative sentiment could materially reduce our revenues, profitability, and growth prospects, potentially requiring us to adjust our business strategies, reduce expenses, or delay investments in growth initiatives. Furthermore, significant fluctuations in our operating results could adversely affect investor perceptions, performance of our Class A common stock, and our ability to attract and retain clients, employees, and strategic partners.

In addition, our financial results and operating performance may fluctuate from time to time due to certain business opportunities or unprecedented activity on our platform. While we historically have maintained a diversified client base, and expect to continue doing so, such that we are not dependent on a small number of clients, certain business opportunities or client relationships may impact our revenues and financial performance in a manner that is not representative of past performance, and that may not be indicative of future performance.

As a result, investors should not rely on our historical operating results as indicative of future performance. Any prolonged downturn or sustained volatility in digital asset markets could materially and adversely affect our business, operating results, financial condition, and prospects. Our operating results will continue to fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside our control, including, but not limited to:

•aspects of offerings that are dependent on digital asset trading activity, including trading volume and the prevailing trading prices for digital assets;

•our ability to attract, maintain, and grow our client base and engage our clients;

•changes in the legislative or regulatory environment, or actions by federal or state regulators in the United States or actions by foreign governments or regulators, including new or revised statutes, regulations, or guidance or the results of enforcement actions, including judgments, fines, orders, or consent decrees;

•regulatory changes or scrutiny that impact our ability to offer certain products or services;

•our ability to continue to diversify and grow our subscriptions and services revenue;

•our mix of revenue among digital asset sales, staking and subscriptions and services;

•pricing for, or temporary suspensions of, our products and services;

•investments we make in the development of products and services as well as technology offered to our developers, international expansion, and sales and marketing;

•adding digital assets to, or removing them from, our platform;

•our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;

•market conditions of, and overall sentiment towards, the digital asset economy;

•macroeconomic conditions, including interest rates, inflation and instability in the global banking system;

•adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;

•the development and introduction of existing and new products and services by us or our competitors;

•our ability to control costs, including our operating expenses incurred to grow and expand our operations and to remain competitive;

•system failure, outages or interruptions, including with respect to our digital asset platform and third-party crypto networks;

•our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyber-attacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches and losses;

•breaches of security or privacy;

•inaccessibility of our platform due to our or third-party actions;

•our ability to protect and enforce our intellectual property;

•our ability to attract and retain talent; and

•our ability to compete with our competitors.

As a result of these and other factors, it is difficult for us to forecast growth trends accurately and evaluate our business and future prospects, particularly in the short term. In particular, our total revenue can vary based on the underlying breadth of our services and the market value of AoP due to the nature of our core back office services (such as custody and safekeeping, transaction processing and trade settlement, fund administration, reporting and record keeping, security servicing, and fund accounting), middle office services (such as investment book of records, transaction management, recordkeeping, client reporting and investment analytics, and markets services such as liquidity solutions, currency and collateral management), and front office services (such as trade order and execution management, and pre-trade compliance).

In view of the rapidly evolving nature of our business and the digital asset economy, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our operating results in one or more future periods may fall below the expectations of securities analysts and investors, and as a result, the trading price of our Class A common stock may increase or decrease significantly.

Transferring digital assets using our platform involves risks, which could result in loss of client assets, client disputes and other liabilities.

Our platform enables clients to deposit and withdraw digital assets, processes that inherently involve operational, technological, and security risks. Deposits and withdrawals require accurate blockchain address management, secure private key handling, and reliable transaction processing. Errors or failures in these processes, including incorrect wallet addresses, mistaken transfers, delays in blockchain confirmations, cybersecurity breaches, internal system errors, hardware malfunctions, compromised key material, employee misconduct, or malicious activities, have resulted, and could in the future result, in the permanent loss or theft of client assets or data. Such incidents could lead to client dissatisfaction, disputes, litigation, regulatory scrutiny, reputational harm, and financial liabilities. For example, in the past, we recorded a one-time customer accommodation charge to address a loss arising from an inaccurately processed digital asset transaction. While management has implemented enhanced measures designed to mitigate the risk of similar issues in the future, there is no guarantee that such measures will be successful in avoiding or preventing client losses in the future.

Furthermore, clients may experience delays in withdrawing or transferring their digital assets due to factors such as blockchain network congestion, liquidity constraints, operational disruptions, manual reviews and approvals or technical issues. These delays could negatively impact client satisfaction, lead to disputes or complaints, and result in litigation, reputational harm or regulatory scrutiny.

Additionally, we integrate with third-party staking platforms to provide staking and delegation services. Further, some networks may require client assets to be transferred into smart contracts on the underlying blockchain networks not under our or anyone’s control. These third-party platforms or smart contracts may fail to behave as expected or may experience operational disruptions, cybersecurity incidents, insolvency, regulatory enforcement actions, or other adverse events beyond our control. Any failure or compromise of these third-party staking platforms could result in the loss or impairment of client assets, disputes regarding asset custody and responsibility, and potential legal or regulatory liabilities for us. In addition, certain blockchain networks dictate requirements for participation in the relevant decentralized governance activity, and may impose penalties, or “slashing,” if the relevant activities are not performed correctly, such as if the staker, delegator, or baker acts maliciously on the networks, “double signs” any transactions, or experiences extended downtimes. If any of our third-party staking platforms are slashed by the underlying blockchain network, our clients’ assets may be confiscated, withdrawn, or burnt by the network, resulting in losses for which we may be responsible. Further, the technological complexity of staking mechanisms also introduces operational challenges to our third-party staking platforms, which could result in the loss of our clients’ assets. Were any of these events to occur, it could negatively impact our reputation, business, financial condition, and results of operations and discourage existing and future clients from utilizing our products and services.

We cannot guarantee that our internal controls, security measures, or due diligence processes will prevent all incidents or losses. Any significant loss of client assets, disputes arising from deposit or withdrawal processes, or failures involving third-party staking integrations could materially and adversely affect our business, operating results, financial condition, and prospects.

From time to time, we may encounter technical issues in connection with the integration of supported digital assets and changes and upgrades to their underlying networks.

Our business relies on our ability to support new and in-demand digital assets, and the integration of such supported digital assets into our technical infrastructure, a process that requires extensive front- and back-end development across multiple platforms, including wallet, custody, trading, and staking solutions. While we consistently evaluate opportunities to support new and in-demand digital assets on our platform, we cannot guarantee that we will be able to do so in a timely manner or at all, and the integration of newly supported digital assets to our platform may require significant financial and technology investment and development. In addition, integration efforts may be technically complex; for certain digital assets, a significant development investment is required with no guarantee of successful integration with either existing or future product and service offerings. Integration efforts may also depend on proprietary or open-source technologies governed by third-party licensing terms, which may limit our flexibility or require us to obtain additional rights. As of December 31, 2025, we supported over 1,770 digital assets on our platform, which is among the most comprehensive offerings among our competitors. Accordingly, our business has required, and will continue to require, significant technology investment and development to maintain and support the high volume of digital asset transaction volume on our platform. Any failure to do so may cause a loss of client confidence in us, which may adversely impact our brand and reputation as well as our business, operating results and financial condition more generally. Moreover, the integration process may inadvertently introduce software errors or vulnerabilities into both new features and our existing infrastructure, potentially affecting system integrity, data protection measures and overall security.

Even if initial integration is successful, our platform remains exposed to ongoing technical challenges. Changes to the underlying blockchain networks, such as software upgrades, soft or hard forks, and cybersecurity incidents, can lead to incompatibilities, disruptions, or security weaknesses. These issues could impair our ability to support digital assets reliably, compromise the security of our hot or cold wallets, and even freeze or result in the loss of clients’ assets. Failure to promptly identify, troubleshoot, and resolve these issues may not only jeopardize the security and integrity of our custody platform but also adversely impact our operating results, financial condition, and long-term business strategy. In addition, because we offer a wide range of solutions, including wallet solutions, custody, staking, trading, borrowing/lending, token management and stablecoin-as-a-service, we are exposed to greater risks of failure in integration into our technical infrastructure. Any technical issues with respect to the integration of supported digital assets into any aspect of our technical infrastructure may adversely impact our competitive edge of providing a comprehensive platform enabling one-stop access for our clients.

Digital assets have been in the past, and may continue to be, a politically charged topic, which could lead to volatility or loss of business.

Changes in the political climate in the United States and internationally, including shifts in administrative priorities, federal or state legislative composition and political leadership, and regulatory agency composition and leadership, has in the past and may in the future result in heightened scrutiny of our industry and operations, as well as significant changes to the laws, rules, and regulations that govern our business. The nature, timing, and impact of such changes are unpredictable and could materially and adversely affect our business in several ways, including:

•increased compliance costs, capital requirements, or operational restrictions that could reduce our profitability or limit our ability to offer certain products and services;

•enhanced scrutiny of our business practices, products, and operations by regulatory agencies, potentially leading to increased regulatory investigations, enforcement actions, and litigation;

•changes to consumer protection laws and regulations that could restrict our ability to price or structure our products in ways we believe are appropriate, thereby affecting our revenue and profitability;

•shifts in tax policy that could adversely affect our effective tax rate or the tax treatment of certain of our products;

•new or revised requirements regarding data privacy, cybersecurity, or information security that could require us to make substantial investments in technology and infrastructure;

•changes to employment laws or regulations that could increase our labor costs or reduce workforce flexibility;

•modifications to trade policies, including tariffs and international agreements, which could disrupt our business relationships, supply chains, or cross-border operations; and

•broader economic impacts resulting from policy uncertainty, including market volatility, changes in interest rates, or reduced consumer and business confidence, any of which could negatively impact demand for our products and services.

The potential for political and regulatory change has intensified in recent years as public debate regarding the appropriate level of regulation and oversight of the financial services and digital asset industries has become more polarized. Industry participants, including us, have faced criticism from elected officials, regulators, consumer advocacy groups, and the media regarding business practices, and this criticism may increase during periods of economic stress, in response to high-profile incidents within our industry, or as a result of changes in political leadership.

Furthermore, changes in political priorities may result in changes in the interpretation or enforcement of existing regulations and a shift toward increased regulation could result in regulatory fragmentation and overlapping or conflicting requirements across different jurisdictions.

While we actively monitor political and regulatory developments and engage with policymakers and regulators to advocate for balanced approaches to industry oversight, it is not possible to predict with certainty the extent to which new legislation, regulations, or policies will affect our business. The cost of compliance with any new requirements, or the impact of failing to comply with existing or new requirements, could have a material adverse effect on our business, financial condition, and results of operations. Additionally, our efforts to comply with new requirements may divert management attention and resources from other business priorities.

Our perceived or actual affiliations with prominent political leaders or governmental entities could expose us to reputational, regulatory, and operational risks.

We engage in business relationships with entities that have close affiliations with prominent political leaders or governmental entities and provide contractual services to various governments, including those of the United States, El Salvador and Bhutan. For example, we provide custody and infrastructure services for digital asset initiatives affiliated with politically exposed persons and prominent political figures. Such political leaders or governmental entities are more susceptible to public criticism and unfavorable coverage in the media. Active criticism of any political leaders or governmental entities with whom we have, or are perceived to have, a direct or indirect relationship may subject us to heightened regulatory scrutiny, public criticism, or allegations of favoritism, conflicts of interest, or undue influence. Such perceptions could damage our reputation, reduce client confidence, and lead to loss of business opportunities. Additionally, political shifts, changes in government policies, or geopolitical tensions could disrupt these relationships or impose new compliance obligations, increasing operational costs or limiting our ability to operate in certain jurisdictions. Regulatory or legal actions stemming from these affiliations, even if unfounded, could result in fines, penalties, or restrictions on our operations. Any adverse developments related to our affiliations with prominent political leaders or government entities could materially and adversely affect our business, operating results, financial condition, and prospects.

We currently support, and expect to continue to support, certain smart contract-based digital assets. If the underlying smart contracts for these digital assets do not operate as expected, they could lose value and our business could be adversely affected.

We currently support, and expect to continue to support, various digital assets that perform a functionality on, represent governance rights in, or represent some other unit of value on smart contracts deployed on a third-party blockchain. Smart contracts are programs that store and transfer value and execute automatically when certain conditions are met. We deploy and interact with smart contracts, including those for WBTC admin keys, our multi-sig wallet solutions, forwarded smart contracts, and other blockchain-based protocols integral to our custody and transaction services. These smart contracts, while rigorously developed and audited, are susceptible to coding errors, vulnerabilities, or exploits that could result in the loss, theft, or inaccessibility of client assets. For example, a flaw in a smart contract’s logic or an exploit targeting admin keys could allow unauthorized access to or transfer of assets we custody, leading to substantial financial losses. Such incidents could also disrupt our operations, trigger client disputes, result in litigation, attract regulatory scrutiny, and cause significant reputational harm. While we implement robust security measures and conduct regular audits, there can be no assurance that all vulnerabilities will be identified or mitigated. Any failure or compromise of smart contracts we deploy or are affiliated with could materially and adversely affect our business, operating results, financial condition and prospects.

Examples of such incidents that have occurred in the industry include, in March 2022, approximately $625 million in value was compromised in an exploit of the Ronin Network, the blockchain used by the Axie Infinity video game platform, and in August 2024, it suffered another exploit resulting in an approximately $12 million loss due to a smart contract vulnerability introduced by a recent upgrade. Likewise, in August 2022, a flaw in Nomad’s smart contract that enabled users to communicate between different blockchains allowed attackers to misappropriate funds, resulting in approximately $190 million in losses. If any similar vulnerabilities or flaws come to fruition, smart contract-based digital assets, including those held by our clients on our custody platform, or those we may utilize to offer certain services, may suffer negative publicity, be exposed to security vulnerabilities, decline significantly in value, or lose liquidity over a short period of time. Although we do not directly control or administer many of these smart contracts, any such losses or similar events could cause clients to seek damages against us for their losses, result in increased regulatory scrutiny or disputes with clients, reputational damage to us or otherwise adversely impact our business.

The theft, loss, or destruction of private keys required to access any digital assets held in custody for our own account or for our clients may be irreversible and our insurance may not be sufficient to protect us or our clients from losses.

Our business involves the safekeeping of digital assets through the secure storage of cryptographic private keys, which are necessary to access and transfer the digital assets we hold in custody on behalf of our clients. Digital assets are generally controllable only by the possessor of the unique private key relating to the digital wallet in which the digital assets are held. We support both a multi-sig protocol and a multi-party computation signature protocol to provide additional layers of security in connection with our wallet solutions. In addition, we hold a significant majority of our clients’ assets in cold storage solutions (over 95% as of December 31, 2025), which we believe reduces certain risks of loss associated with hot wallets. Nevertheless, our technologies and solutions do not eliminate risks of loss, theft, hacks or other compromise of our clients’ assets, and customers have, in the past, suffered such losses. For example, if a sufficient number of private keys (e.g., two of three in the context of multi-sig wallets) are lost or compromised, we will be unable to access the digital assets held in the related wallet or a third party may be able to access such digital assets. In addition, if the software or smart contracts underlying the multi-sig or multi-party computation signature wallets have flaws, the related wallets could be subject to security vulnerabilities and potential losses of clients’ assets. Examples of such incidents in the industry include, in July 2017, a vulnerability in a smart contract for a multi-sig wallet software developed by Parity led to a reported $30 million theft of Ether and, in November 2017, a new vulnerability in Parity’s wallet software reportedly led to approximately $160 million worth of Ether being indefinitely frozen in an account.

We cannot provide assurance that our wallets and secure vault infrastructure will not be hacked or compromised. While other firms in the digital asset industry may opt to outsource node operations, we run all of the nodes that we use to conduct our wallet solutions and a subset of nodes used to conduct our staking operations. Maintaining this unique mix of hardware and software opens up our business and technology to a range of security issues where a node could potentially be hacked, resulting in the loss of client assets. In addition, digital assets and blockchain technologies have been, and may in the future be, subject to security breaches, hacks, or other malicious activities. For instance, in February 2025, digital asset currency exchange Bybit suffered a sophisticated security breach resulting in the theft of approximately $1.5 billion in digital assets, marking the largest digital asset heist in history and highlighting the extreme vulnerability of even supposedly secure “cold wallet” storage systems. Incidents such as these result in industry wide impacts on digital asset prices, regulatory responses, and ancillary costs, including the cost of insurance coverage. One or several of these outcomes could have a material impact on our revenue.

Losses or inaccessibility of private keys relating to, or a hack or other compromise of, digital wallets used to store our clients’ digital assets could adversely affect our clients’ ability to access or sell their digital assets, require us to reimburse our clients for some or all of their losses, or subject us to significant financial losses in addition to losing client trust in us and our products. As such, any loss of private keys due to a hack, employee or service provider misconduct or error, or other compromise by third parties could hurt our brand and reputation, result in significant losses, and adversely impact our business. The digital asset insurance market is limited, and therefore, the level of insurance maintained by us, may not be available or sufficient to protect us or our clients from all possible losses or sources of losses. Because many insurance carriers do not provide insurance coverage for certain crypto-related risks, comprehensive coverage for certain events (e.g., losses arising from certain protocol failures, software bugs, fraudulent or mistaken transactions) is not readily available on commercially reasonable terms, if at all. In addition, similar to most financial institutions, the total assets on our platform are substantially more than our corporate assets and available insurance, and we may be liable for the full amount of losses suffered and such losses may exceed our remaining assets. Any inability to obtain and maintain appropriate insurance coverage could cause a substantial financial loss, adverse reputational impact, inability to compete with our competitors, and enhanced regulatory scrutiny, and could adversely affect our business, operating results, and financial condition.

In addition, our digital asset insurance of up to $250 million for digital assets held in qualified custody, which is provided by a syndicate of insurers in the Lloyd’s of London and European Marketplace, is accompanied by a long list of terms and conditions, constraints and exclusions that differ depending on the policy. Although our digital asset insurance policy specifically covers assets stored in cold storage within the BitGo Trust Companies and includes protection against theft or copying of private keys, insider theft or dishonest acts by our employees or executives and loss of keys, it does not cover cases where the client or a third party holds some of the keys themselves, such as in the case of hot wallets or self-managed digital asset custody solutions. Insurance payouts would also be distributed on a case-by-case basis in the event of an incident, and there is no guarantee that any payout will be made on a particular claim. Any potential claim may also result in litigation. Our ability to maintain insurance is also subject to the insurance carriers’ ongoing underwriting criteria. Any loss of client assets could result in a subsequent lapse in insurance coverage, which could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory investigations, inquiries, or actions.

We may be unable to securely store our or our clients’ assets.

We store digital assets and hold cash on behalf of our clients and hold fiat currencies and digital assets for corporate investment and operating purposes. Securely storing clients’ digital assets and cash is integral to the trust we build with our clients, and our success and the success of our offerings requires significant public confidence in our ability to properly manage clients’ assets. We have devoted significant resources to develop our policies, procedures, operational controls and internal controls to protect us from material risks surrounding the storing of these assets and conflicts of interest. Such controls include, among other things, controls over the segregation of corporate digital asset balances from client digital asset balances, controls over the processes of client digital asset deposits and client digital asset withdrawals and corporate and client fiat balances. However, our efforts to develop and implement such policies, procedures, operational controls and internal controls may be insufficient. Our previous and continued expanded operations and evolving business may make it difficult to predict all the risks and challenges we might encounter and therefore increase the risk that our policies and procedures for identifying, monitoring, and managing risks related to the safeguarding of our clients’ assets might not be fully effective in mitigating against all types of risk. Any failure by us to maintain the necessary controls or to manage the digital assets we hold on behalf of our clients and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, significant financial losses, lead clients to discontinue or reduce their use of our services, and result in significant penalties and fines and additional restrictions.

We store all digital assets in custody on behalf of clients using proprietary technology and operational processes, and in two types of wallets: (i) hot wallets, which are managed online, and (ii) cold wallets, which are managed entirely offline and require physical access controls. The majority of our clients’ digital assets are held in cold storage solutions (over 95% as of December 31, 2025). Further, as discussed under the heading “—The theft, loss, or destruction of private keys required to access any digital assets held in custody for our own account or for our clients may be irreversible and our insurance may not be sufficient to protect us or our clients from losses”, we utilize both a multi-sig protocol and a multi-party computation signature protocol to provide additional layers of security in connection with our wallet solutions. Across our platform, we require bank-level security encryption to store clients’ assets for our wallet and storage systems, as well as our financial management systems related to such custodial functions. Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems by internal or external threats. While we believe we have developed and maintain administrative, technical, and physical measures designed to comply with applicable legal requirements and industry standards, it is nevertheless possible that hackers, employees or service providers acting contrary to our policies, or others, could circumvent these measures to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, or misuse client digital assets and funds. The methods used by bad actors to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time. Certain of our client contracts do not limit our liability with respect to losses of custodied assets, security breaches and other security-related matters and our insurance coverage for such impropriety is limited and may not cover the extent of loss nor the nature of such loss, in which case we may be liable for the full amount of losses suffered, which could be greater than all of our assets. Additionally, transactions undertaken through our websites or other electronic channels may create risks of fraud, hacking, unauthorized access or acquisition, and other deceptive practices. Any security incident resulting in a compromise of client assets could result in substantial costs to us and require us to notify impacted individuals, and in some cases regulators, of a possible or actual incident, expose us to regulatory enforcement actions, including substantial fines, limit our ability to provide services, subject us to litigation, cause significant financial losses, damage our reputation, and adversely affect our business, operating results, financial condition, and cash flows.

Our clients’ assets are held by our subsidiaries, the BitGo Trust Companies, each of which is an insured, regulated and structured to be bankruptcy remote. Such structure includes that digital assets held in custody by the BitGo Trust Companies are required by applicable law to be held in segregated accounts for the benefit of clients and are never commingled with our other assets, which we believe results in our client’s digital assets not being available to satisfy the claims of our general creditors in the event of a bankruptcy. Each of the BitGo Trust Companies do not commingle client digital assets with its respective corporate assets, and client fiat balances are maintained in segregated accounts at insured depository institutions or in permissible investments such as government money market funds. However, insolvency law is not fully developed with respect to digital assets held in in custodial arrangements, and there is uncertainty as to how courts will address the treatment of custodied digital assets in a bankruptcy proceeding. As a result, there is a risk that, notwithstanding our custodial structure, digital assets held in custody could be deemed to be the property of a bankruptcy estate and our clients could be treated as general unsecured creditors in a bankruptcy proceeding. While we believe that our custodial structure and applicable trust law support the view that custodied digital assets would not be considered part of our general estate in the event of a bankruptcy proceeding, the absence of judicial precedent creates uncertainty and any adverse determination could subject client assets to the claims of our creditors, which may result in loss of client assets, reputational harm, and material adverse effects on our business, financial condition, and operating results.

We maintain client cash in segregated financial institution accounts that are held for the exclusive benefit of clients with our financial institution banking partners or in government money market funds or other permissible investments. Our and our financial partners’ abilities to manage and accurately hold client cash and cash we hold for our own investment and operating purposes requires a high level of internal controls. We are limited in our ability to influence or manage the controls and processes of third-party partners or vendors and may be dependent on our partners’ and vendors’ operations, liquidity and financial condition to manage these risks. Any material failure by us or our partners to maintain the necessary controls, policies or procedures could also adversely affect our business, operating results, and financial condition. Further, any material failure by us or our partners to maintain the necessary controls or to manage client digital assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, litigation, regulatory enforcement actions, significant financial losses, lead clients to discontinue or reduce their use of our and our partners’ products, and result in significant penalties and fines and additional restrictions, which could adversely affect our business, operating results, and financial condition.

Additionally, although we utilize banks insured by the Federal Deposit Insurance Corporation (the “FDIC”) to hold client fiat funds, these banks may still be subject to financial distress, insolvency, or failure. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, the NYDFS took possession of Signature Bank and appointed the FDIC as receiver of the bank. While we did not incur any losses in connection with the failure of SVB or Signature Bank, in the event of failure of any of the institutions at which we hold client fiat funds, such funds could become temporarily inaccessible or be subject to loss, which would cause significant operational disruptions, liquidity constraints, and loss of client confidence. While FDIC insurance provides protection up to specified limits, the amount of client fiat funds maintained by us at such institutions significantly exceed the limits insured by FDIC and therefore amounts held in excess of these limits would not be insured and could be subject to loss or delayed recovery.

The future development and growth of digital assets is subject to a variety of factors that are difficult to predict and evaluate, and they may not achieve future acceptance, grow or develop as expected.

Our business and growth are dependent on the adoption and continued growth of the digital asset market. The further growth and development of any digital assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer, and usage of digital assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:

•many digital asset networks have limited operating histories, have not been validated in production, and are still in the process of developing and making significant decisions that will affect the design, supply, issuance, functionality, and governance of their respective digital assets and underlying blockchain networks, any of which could adversely affect their respective digital assets;

•many digital asset networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce bugs, security risks, or adversely affect the respective digital asset networks;

•several large networks, including Bitcoin and Ethereum, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed, or if such features are unable to receive widespread adoption, it could adversely affect the underlying digital assets;

•security issues, bugs, and software errors have been identified within many digital assets and their underlying blockchain networks, some of which have been exploited by malicious actors;

•the development of new technologies for mining, such as improved application-specific integrated circuits (commonly referred to as ASICs), or changes in industry patterns, such as the consolidation of mining power in a small number of large mining farms, could reduce the security of blockchain networks, lead to increased liquid supply of digital assets, and reduce a digital asset’s price and attractiveness;

•the possibility that staking power becomes concentrated in a small set of large firms, which can destabilize the decentralized nature of blockchain networks, cause network security threats, limit access for smaller participants and attract increased regulatory scrutiny;

•if rewards and transaction fees for miners or validators on any particular digital asset network are not sufficiently high to attract and retain miners or validators, a digital asset network’s security and speed may be adversely affected, increasing the likelihood of a malicious attack;

•many digital assets have consolidated points of failure (such as concentrated ownership or an “admin key”), allowing a small group of holders to have significant unilateral control and influence over key decisions related to their digital asset networks, such as governance decisions and protocol changes, as well as the market price of such digital assets;

•quantum computing, which poses a critical technical challenge to the viability of current digital asset standards underpinning blockchain technology and digital assets, as sufficiently powerful quantum computers could potentially break widely used encryption algorithms like RSA and elliptic curve cryptography;
•the governance of many decentralized blockchain networks is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions, which may result in a lack of consensus or clarity on the governance of any particular digital asset network, a lack of incentives for developers to maintain or develop the network, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network’s utility and ability to respond to challenges and grow; and

•many digital asset networks are in the early stages of developing partnerships and collaborations, any of which may not succeed and whose failure may adversely affect the usability and adoption of the respective digital assets.

Various other technical issues have also been uncovered from time to time that resulted in disabled functionalities, exposure of certain clients’ personal information, theft of clients’ assets, and other negative consequences, and which required resolution with the attention and efforts of their global miner, validator, client, or development communities. If any such risks or other risks materialize, and in particular if they are not resolved, the development and growth of digital assets may be significantly affected and, as a result, our business, operating results, and financial condition could be adversely affected, particularly if we are unable to timely modify our custody infrastructure or client support processes in response to rapid or unanticipated changes in underlying blockchain networks.

We provide staking, delegating, and related services to our clients, which expose us to additional risks.

We offer staking, delegating, and other related services that enable our clients to participate in blockchain networks and earn rewards. These activities involve locking or delegating digital assets to support network operations, validate transactions, and secure blockchain protocols. While these services provide additional value to our clients, they also expose us to heightened operational, financial and regulatory risks.

Staking and delegating activities may result in losses due to factors such as blockchain network failures, concentration of staking power, protocol vulnerabilities, cybersecurity incidents, slashing penalties (where staked assets are partially or fully forfeited due to validator errors or malicious actions), or other technical or operational disruptions.

Additionally, the digital assets involved in staking and delegating activities are subject to significant price volatility and liquidity constraints, potentially exacerbating losses in adverse market conditions. Regulatory uncertainty surrounding staking and delegating services may also result in increased compliance obligations, regulatory scrutiny, enforcement actions, or restrictions on our ability to offer these services.

Any losses arising from staking, delegating, or related services could result in financial harm, increased operational complexity and costs, reputational damage, regulatory scrutiny or diminished client confidence.

We provide off-exchange settlement services, acting as custodian and settlement facilitator for digital asset transactions executed on third-party exchanges, which exposes us to heightened operational, regulatory and counterparty risks.

We offer off-exchange settlement (“OES”) services, through which we act as custodian and settlement facilitator for digital asset transactions executed by clients on third-party exchanges. While these services provide operational efficiencies and convenience to our clients, they expose us to significant operational, regulatory and counterparty risks.

Operational risks associated with our OES services include potential errors in processing trade data, delays or failures in asset transfers, employee or insider misconduct, cybersecurity incidents, technological disruptions and reconciliation errors. Any such operational failures could result in financial losses, client dissatisfaction, disputes, litigation and reputational harm. Additionally, our role as custodian and settlement facilitator exposes us to counterparty risks, including the risk that a participating exchange or its clients may fail to fulfill their obligations, provide inaccurate or incomplete trade data, or engage in fraudulent or unauthorized transactions.

Furthermore, our OES services may attract heightened regulatory scrutiny. Regulatory authorities could impose additional compliance obligations or licensing requirements. Failure to comply with applicable regulatory requirements or evolving regulatory expectations could result in enforcement actions, fines, penalties, restrictions on our business activities or reputational damage. Any of these risks, if realized, could materially and adversely affect our business, operating results, financial condition, and prospects.

We may make, or otherwise be subject to, trade errors in executing client transactions or managing our own trading activities.

Our business involves executing transactions on behalf of clients, as well as managing our own trading activities. Despite our internal controls, risk management procedures, and operational safeguards, we may make transaction or trade errors, including errors in order execution, pricing, settlement, reconciliation or recordkeeping. Additionally, we may be subject to errors caused by third-party trading venues, liquidity providers, market makers or other intermediaries involved in transaction execution.

Transaction or trade errors could result in financial losses, including losses arising from unfavorable market movements, incorrect pricing or settlement failures. Furthermore, transaction or trade errors may lead to client dissatisfaction, disputes, litigation, regulatory scrutiny, enforcement actions, fines, penalties or reputational harm. Although we maintain internal controls and procedures designed to minimize the occurrence and impact of transaction or trade errors, we cannot assure that such errors will not occur or that our controls will effectively mitigate their consequences. Any significant transaction or trade errors, or a pattern of recurring errors, could materially and adversely affect our business, operating results, financial condition, and prospects.

We engage in lending activities involving digital assets, which expose us to certain risks, including borrower default, collateral volatility, liquidity constraints, and regulatory uncertainty.

We offer lending products and services involving digital assets, including lending digital assets to counterparties, extending loans secured by digital-asset collateral and receiving loans secured by digital assets we have pledged. These lending activities expose us to heightened risks beyond those associated with traditional lending arrangements. Digital assets serving as collateral are subject to significant price volatility, market illiquidity and valuation uncertainty, which may result in rapid and substantial declines in collateral value. If the value of collateral declines significantly, borrowers may be unable or unwilling to meet margin calls or repay their loans resulting in borrower defaults and potential losses. Similarly, when we pledge collateral to receive a loan and the value of the collateral increases significantly, lenders may be unable to return our collateral resulting in potential losses. In the event of the bankruptcy of a borrower, we could experience delays in recovering our digital assets and may, in certain circumstances, recover only a portion of, or none, of such digital assets.

Additionally, our lending activities depend on our ability to accurately assess counterparty creditworthiness, effectively manage collateral and promptly liquidate collateral in the event of borrower default. Market illiquidity, operational disruptions or regulatory restrictions could impair our ability to liquidate collateral in a timely manner or at favorable prices, potentially exacerbating losses. Furthermore, lending of digital assets and loans secured by digital-asset collateral are subject to evolving legal and regulatory frameworks and uncertainty, which could result in in a failure to benefit from security interests in collateral maintained, increased compliance obligations, costs incurred in connection with licensing or registration requirements, regulatory scrutiny, enforcement actions or restrictions on our lending activities. In addition, there is significant operational infrastructure required to scale the lending of digital assets. The failure to appropriately implement infrastructure related to the lending business could lead to operational risk and have an adverse effect on us.

In the event of borrower insolvency, we may face legal and operational challenges in enforcing our security interests, particularly in jurisdictions with underdeveloped or unclear legal frameworks for digital assets. Bankruptcy proceedings could delay or prevent recovery of collateral, and competing claims from other creditors may further impair our ability to recoup losses.

Any of these risks, if realized, could result in financial losses, increased operational complexity and costs, reputational harm, regulatory scrutiny and diminished client confidence. Consequently, our lending activities involving digital assets and digital-asset collateral could materially and adversely affect our business, operating results, financial condition and prospects.

Although we believe we are acting solely as a fiduciary custodian, claims that we provided investment advice or encouraged specific client actions could lead to legal and regulatory challenges.

As a fiduciary custodian, we provide custodial services and a platform for client convenience, acting at the direction of our clients. We also provide educational information and financial news on our website, including through webinars and blog posts. There is a risk that clients or regulatory agencies may claim we provided investment advice or encouraged actions, such as staking, transferring, or securing assets, in connection with the provision of such services that later result in financial harm. For example, our platform allows clients to generate yield through staking, where clients independently select staking providers and manage staked assets. Although we do not believe we provide investment advice or investment recommendation, we cannot guarantee that such services would not be construed as constituting investment advice or recommendations by clients or regulatory agencies. In addition, we may become subject to additional standards of conduct or other obligations if we are deemed to provide investment advice or recommendations to our clients. To the extent that the services we provide are construed or alleged to constitute investment advice or recommendations and we fail to satisfy regulatory requirements, fail to comply with know-your-customer (“KYC”) requirements, improperly advise our customers or risks associated with advisory services otherwise materialize, we could become subject to litigation, regulatory enforcement actions, fines, or restrictions on our services, even though we act in good faith. Defending against such claims could divert management resources, increase costs and harm our reputation. Any adverse legal or regulatory outcomes related to perceived investment advice could materially and adversely affect our business, operating results, financial condition, and prospects.

We may be unable to keep pace with rapid industry changes to provide new and innovative products and services, which would cause a decline in the use of our products and services.

Our industry has been characterized by the introduction of many rapid, significant, and disruptive products and services in recent years. We expect new services and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the current products and services we provide. We cannot predict the effects of new services and technologies on our business. Our ability to grow our client base and total revenue will depend heavily on our ability to innovate and keep pace with any new technologies to create successful new products and services, both independently and in conjunction with third-party developers. Developing and incorporating new technologies to support our products and services may require substantial expenditures, take considerable time and ultimately may not be successful. Our success will depend on our ability to develop, scale and incorporate new offerings, as well as to adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our ability to successfully compete, to retain existing clients and to attract new clients may be impacted and our business, operating results, and financial condition could be adversely affected.

Any new products or services could fail to attract clients, generate revenue, or perform or integrate well with third-party applications and platforms. For example, we expect to launch goUSD internally in Q2 2026. goUSD is a U.S. dollar-backed stablecoin designed to facilitate more efficient and reliable U.S. dollar payments in both closed-network and open-network environments. goUSD has not been launched commercially and there can be no guarantee that it will be launched commercially in the future or that it will achieve market acceptance if and when it is publicly launched. We expect that goUSD will primarily be used for internal settlement between BitGo’s institutions using our proprietary settlement network (the “Go Network”) around the globe, as well as to help provide fungibility between stablecoins. The Go Network is expected to enable instantaneous settlement of transactions between our customers. However, there can be no guarantee of the successful integration of goUSD, or even if it is successfully integrated, it may not achieve market acceptance. goUSD will be issued on a fully-reserved 1:1 basis, with each goUSD backed by one U.S. dollar or cash-equivalent asset held in segregated reserve accounts. However, the stablecoin market is dominated by sole issuers (i.e., a single entity that is responsible for minting, issuing and distributing a stablecoin, and retains all or a majority of the interest income generated on the stablecoin’s reserves), such as Circle and Tether. Accordingly, it remains uncertain if our open participation approach, which involves the redirecting of the majority of rewards to network participants who support the goUSD ecosystem rather than concentrating them with a sole issuer, will succeed. In addition, there is no guarantee that our global over-the-counter (“OTC”) trading desk will continue its demand trajectory from institutional clients. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, constraints by our partners, payment processors, third-party intellectual property rights or other factors, and our efforts may be unsuccessful or not profitable at all.

We may be unsuccessful in our efforts to develop, maintain, and enhance our brand and reputation due to negative publicity, unfamiliarity or other reasons.

Our brand and reputation are key assets and a competitive advantage. Maintaining, protecting, and enhancing our brand depends largely on the success of our marketing efforts, ability to provide consistent, high-quality, and secure products, services, features and support, as well as our ability to successfully secure, maintain and defend our rights to use the “BitGo” mark and other trademarks important to our brand. We believe that the importance of our brand will increase as competition further intensifies. Our brand and reputation could be harmed if we fail to achieve our objectives or if our public image were to be tarnished by negative publicity, unexpected events or actions by third parties. Unfavorable publicity regarding, for example, our product changes, product quality, litigation or regulatory activity, privacy and data security practices, terms of service, employment matters, the use of our products, services, or supported digital assets for illicit or objectionable ends, the actions of our clients or the actions of other companies that provide similar services to ours, has in the past, and could in the future, adversely affect our reputation. Since the inception of the digital asset economy, numerous digital asset trading platforms have been sued, investigated or shut down due to fraud, manipulative practices, business failure, and security breaches. In many of these instances, clients of these platforms were not compensated or made whole for their losses. Larger platforms like ours are more appealing targets for hackers and malware and may also be more likely to be targets of regulatory enforcement actions. For example, in February 2025, the digital asset trading platform Bybit lost approximately $1.5 billion in Ether through a hacker-induced transfer from its cold wallet to a wallet address associated with the Lazarus Group. Although Bybit announced that their reserve guarantee ensured that client assets remained fully intact following this incident, there can be no assurance that we or other participants in the industry would be able to protect against similar types of losses. In addition, it is possible that through computer or human error, assets that we custody on behalf of our clients could be transferred in incorrect amounts, to unauthorized third parties, or to uncontrolled accounts. Such events have occurred in the industry in connection with digital assets in the past. For example, in September 2014, the digital asset trading platform Huobi announced that it had sent approximately 900 Bitcoins and 8,000 Litecoins (valued at approximately $400,000 at the prevailing market prices at the time) to the wrong clients. Similar hacks resulting in a transfer of custodied assets, security or cybersecurity incidents or material computer or human errors could materially harm our brand and reputation, which could have an adverse effect on our clients’ decisions to engage with our products and services, as well as our business, operating results and financial condition more generally.

In addition, digital asset platforms remain relatively novel and unfamiliar to many potential clients, investors, regulators, and the general public, with limited regulatory oversight and inconsistent enforcement across jurisdictions contributing to uncertainty and skepticism regarding digital asset platforms. Negative publicity, questionable practices or other adverse events involving digital asset platforms, could significantly diminish public confidence and interest in digital assets and related services. Any decline in confidence or interest could lead to reduced client acquisition, decreased AoP and digital asset sales revenue, diminished client engagement and increased regulatory scrutiny. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for definition of “Assets on Platform”.

Moreover, to the extent that we acquire companies and maintain such acquired companies’ separate brands, we could experience brand dilution or fail to retain positive impressions of our own brand to the extent such impressions are instead attributed to the acquired company’s brand. In addition, because we are a founder-led company, actions by, or unfavorable publicity about, Mr. Belshe, our co-founder, Chief Executive Officer, Chief Technology Officer, President and director, may adversely impact our brand and reputation. Such negative publicity also could have an adverse effect on the number of and engagement of our clients and could result in decreased revenue, which could adversely affect our business, operating results and financial condition.

We track certain Key Business Metrics, such as Number of Clients and Number of Users, which are subject to real or perceived inaccuracies as well as inherent challenges in measurement.

We track certain Key Business Metrics using internal company data, including AoP, Number of Clients, Number of Users and Assets Staked, which have not been validated by any independent third party and which might differ from estimates or similar metrics published by other parties due to differences in sources, methodologies or the assumptions on which we rely. Our methodologies for tracking these metrics have changed in the past and may change further over time, which could result in unexpected results or otherwise cause the comparability of such metrics from period to period to suffer. In addition, our internal systems and tools are subject to limitations and, if the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report might prove to be inaccurate. While any such metrics are and will be based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platforms are used across large populations globally. You should not place undue reliance on such metrics when evaluating an investment in our Class A common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for definitions of our Key Business Metrics.

In addition, while we believe Number of Clients and Number of Users are both valuable metrics to measure our performance and business, such metrics may be subject to certain limitations. For instance, our Number of Clients is calculated on a cumulative basis commencing in 2013. Therefore, although our Number of Clients metric (i) indicates the number of institutional clients and HNWIs that have demonstrated an interest in our platform or a direct intent to transact with digital assets and (ii) removes institutional clients and HNWIs with terminated contracts as of the end of such measured period, it does not measure the type, frequency or duration of such clients’ or HNWIs interaction with our platform. Further, Number of Clients may also (i) include clients that have not interacted with our platform at all for extended periods of time and (ii) overstate the number of unique institutional clients who have entered into service agreements with us and been onboarded, since one client may enter into multiple service agreements (either for itself or through its affiliates). Similarly, because our Number of Users is calculated on a cumulative basis commencing in 2013, the Number of Users metric could include clients who have only had one meaningful interaction since onboarding onto the platform. Therefore, Number of Users does not measure the frequency or duration of such clients’ interaction with our platform and may also include clients that have not (i) interacted with our platform at all for extended periods of time or (ii) engaged in any economic activity. In addition, Number of Users may also overstate the number of unique individuals authorized to access accounts of institutional clients who have entered into service agreements with us and been onboarded, since one client may enter into multiple service agreements (either themselves or through their affiliates) and one individual could be authorized to access such multiple accounts.

If our Key Business Metrics are not accurate representations of our business, investors do not perceive these metrics to be accurate or if we discover material inaccuracies with respect to these figures, our reputation could be significantly harmed, the trading price of our Class A common stock could decline and we may be subject to costly stockholder litigation. Furthermore, if our Key Business Metrics are not accurate representations of our business, we could become subject to regulatory actions or investigations with respect thereto, which could result in fines, penalties or restrictions on our operations.

Disputes with our clients could adversely affect our brand, reputation, business, operating results, regulatory status and financial condition.

From time to time we have been, and may in the future be, subject to claims and disputes with our clients with respect to our products and services, such as regarding the custody and staking of digital assets, internal or external access to client data, fraudulent or unauthorized transactions, account takeovers, deposits and withdrawals of digital assets, failures or malfunctions of our systems and services, or other issues relating to our products and services. Additionally, the ingenuity of criminal fraudsters, combined with many users’ susceptibility to fraud, may cause our clients to be subject to ongoing account takeovers and identity fraud issues. While we have taken measures to detect and reduce the risk of fraud, there is no guarantee that they will be successful and, in any case, their effectiveness requires continuous improvement and optimization to account for continually evolving forms of fraud. There can be no assurance that we will be successful in detecting and resolving these disputes or defending ourselves in any of these matters, and any failure may result in impaired relationships with our clients, damage to our brand and reputation, and substantial fines and damages. In some cases, the measures we have implemented to detect and deter fraud have led to poor client experiences, including indefinite account inaccessibility for some of our clients, which increases our client support costs and can compound damages. For example, we have a feature called a “circuit breaker” which triggers the system to stop processing transactions for certain clients or wallets until a human can check and verify.

To the extent we are found to have failed to fulfill our regulatory obligations, we could be subjected to regulatory actions, including regulatory orders, fines, and enforcement actions that could cause us to lose our authorizations or licenses or become subject to conditions that could make future operations more costly, impair our ability to grow or service clients, and adversely affect our business, operating results, and financial condition. We may in the future become subject to investigation and enforcement action by state, federal, and international regulators and consumer protection agencies and/or financial services regulators in the jurisdictions in which we operate and/or in which we are licensed, which monitor client complaints against us and, from time to time, may escalate matters for investigation and potential enforcement against us. These agencies and/or regulators include the CFPB, the FTC, the OCC, state agencies and attorneys general in the United States, the UK Financial Conduct Authority, the UK Financial Ombudsman Service, the U.K. Office of Fair Trading and the Monetary Authority of Singapore.

Acquisitions and investments that we make could require significant management attention, disrupt our business, expose us to potential regulatory risks or result in dilution to our stockholders.

As part of our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, entries into new businesses, joint ventures and other transactions. We have made certain acquisitions in the past, and may continue to make acquisitions of and investments in the future of, among other things, specialized employees and complementary companies, products, services, licenses or technologies. In the future, the pace and scale of our acquisitions may increase and may include larger acquisitions than we have made historically. We also invest in companies and technologies, many of which are private companies and technologies, that are highly speculative in nature. For example, in October 2023, we acquired the software platform HeightZero, which focused on providing wealth managers with tools to incorporate digital assets into their clients’ portfolios, and in February 2024, we acquired Brassica Technologies, Inc. (“Brassica”), a financial technology company specializing in providing back-end infrastructure solutions for private securities and alternative investments. In the future, we may have difficulty or be unable to find suitable acquisition and investment candidates, and therefore we may be unable to complete acquisitions or make investments on favorable terms, if at all. In some cases, the costs related to completed acquisitions and investments may be substantial and there is no assurance that we will receive a favorable return on investment for our acquisitions and investments. We have and may in the future be required to write off acquisitions or investments. Moreover, our previous and future acquisitions and investments may not achieve our goals and any future acquisitions and investments we complete could be viewed negatively by clients, developers, advertisers or investors.

In addition, if we fail to successfully integrate any acquisitions, or integrate the products or technologies associated with such acquisitions, into our company, our business, operating results and financial condition could be adversely affected. Our ability to acquire and integrate companies, products, services, licenses, employees or technologies in a successful manner is unproven. Any integration process may require significant time and resources, and we may not be able to manage the process successfully, including successfully securing regulatory approvals which may be required to close the transaction and to continue to operate the target firm’s business or products in a manner that is useful to us. Moreover, integrating digital asset-focused companies present unique regulatory, technical and cultural challenges. Acquired firms may have non-compliant practices or licenses, exposing us to potential regulatory penalties, fines or delays in integration. Merging proprietary custody or blockchain technologies could also introduce vulnerabilities, compatibility issues or service disruptions, impairing platform reliability.

We may not successfully evaluate or utilize the acquired products, services, technology, or personnel, or accurately forecast the financial impact of, or legal and regulatory risks posed by, an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, which could adversely affect our business, operating results, and financial condition, as well as potentially result in dilution to our stockholders, which, depending on the size of the acquisition, may be significant. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

We may fail to compete effectively against a growing number of decentralized and noncustodial platforms.

We compete against an increasing number of decentralized and noncustodial platforms. On these platforms, users can interact directly with a market-making smart contract or on-chain trading mechanism to earn digital assets or to exchange one type of digital asset for another without any centralized intermediary. We have seen increased interest in certain decentralized platforms and expect interest in decentralized and noncustodial platforms to grow further as the industry develops. If the demand for decentralized platforms grows and we are unable to compete with these decentralized and noncustodial platforms, our business, operating results and financial condition could be adversely affected.

We may be unable to compete effectively as we operate in a highly competitive industry that includes unregulated or less regulated companies and companies with greater financial and other resources.

The digital asset industry is characterized by rapid innovation of products and services, regulatory uncertainty and intense competition. Due to the wide range of products we offer, our business faces substantial competition from a diverse range of entities globally, including established financial institutions and emerging fintech providers. Our primary competitors generally fall into the following categories:

•Traditional Financial Institutions: These include established brokerage firms, banks, credit unions, money services businesses and financial technology companies that have expanded or are anticipated to expand into digital asset custody solutions, offering products and features similar to ours and targeting overlapping customer segments. A larger number of traditional financial businesses may choose to offer digital asset-based services in the future as the digital assets industry grows and as greater legal and regulatory certainty emerges. For example, in January 2025, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 122 (“SAB 122”), which rescinded the requirement in SAB No. 121 (“SAB 121”) for entities that have obligations to safeguard users’ digital assets to recognize both a safeguarding liability and asset on the balance sheet measured at the fair value of the digital asset in custody initially and at each subsequent reporting period. Among other things, SAB 121 created potential additional capital requirements for certain traditional financial institutions to the extent they offer digital asset custody or other products. By removing the requirement to record custodied digital assets as liabilities on their balance sheets, SAB 122 has lowered the barrier to entry for certain traditional financial institutions.

•Digital Asset-Native Solutions: Companies specifically dedicated to digital asset custody, token rights management, staking and related services. Some of these competitors operate within regulated frameworks similar to ours, while others strategically position themselves in jurisdictions with less stringent regulatory oversight that may allow them to benefit from greater flexibility, rapidly adapt to market trends, support a broader range of digital assets and introduce innovative custody solutions more swiftly.

•Non-Custodial and Wallet Products: Software companies that provide non-custodial wallet solutions, appealing to customers who prefer direct control over their digital assets without relying on third-party custodians.
•DeFi Services: these include developers of DeFi protocols that can be used to facilitate services such as trading, borrowing and lending through smart contracts.

•Stablecoin Providers: These include offshore, unregulated stablecoin issuers that may operate without supervision or compliance with regulatory requirements, as well as other primarily U.S.-based regulated digital asset industry participants who are issuing U.S. dollar-based stablecoins.

•Settlement Services: Companies providing off-exchange settlement solutions that compete through partnerships with exchanges, market makers and institutional investors.

The competitive dynamics vary significantly across different geographic regions, with many custody solutions having a global reach. While traditional financial institutions and fintech competitors primarily operate within the same evolving regulatory frameworks as we do, particularly in the United States and Europe, we also encounter competition from international firms operating under significantly less stringent regulatory and compliance standards. As regulatory clarity improves in the United States, we anticipate increased competition from domestic firms entering or expanding their presence in the digital asset custody market.

Given the uneven enforcement by the United States and foreign regulators, many of these competitors have been able to operate from offshore while offering large numbers of products and services to consumers, including in the United States, E.U. and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions and historically without penalty. Due to our regulated status in several jurisdictions and our commitment to legal and regulatory compliance, we are not able to offer certain products and services that our unregulated or less regulated competitors offer.

We have also expended significant managerial, operational, and compliance costs to comply with laws and regulations applicable to us in the jurisdictions in which we operate and expect to continue to incur significant costs to comply with these requirements, which our unregulated or less regulated competitors have not been required to incur.

Our competitors have made significant investments in research and development, and we expect these companies to continue to develop similar or superior products and technologies that compete with our products. Further, more traditional financial and non-financial services businesses may choose to offer digital asset-based services in the future as the industry gains adoption and barriers to entry lower, including due to the repeal of SAB 121. As regulations and compliance requirements in the United States become clearer we may face increased competition from companies based in the United States. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources.

Certain of our existing and future potential competitors have competitive advantages over us, such as:

•the ability to trade digital assets and offer products and services that we do not support or offer on our platform (due to constraints from regulatory authorities, our banking partners and other factors), such as digital assets that constitute securities or derivative instruments under U.S. or foreign laws;

•greater name recognition, longer operating histories, larger client bases and larger market shares;

•larger sales and marketing budgets;

•more established marketing, banking, and compliance relationships;

•greater client support resources;

•a wider range of clients, including retail clients, which could result in such competitors gaining broader recognition and market acceptance relative to our primarily institutional client approach;

•greater resources to make acquisitions;

•lower labor, compliance, risk mitigation, and research and development costs;

•larger and more mature intellectual property portfolios;

•greater number of applicable licenses, regulatory registrations or similar authorizations;

•established core business models outside of the custody and staking of digital assets, allowing them to operate those services on lesser margins or at a loss;

•operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings; and

•greater financial, technical or other resources.

If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, operating results and financial condition could be adversely affected.

Due to our limited operating history, it may be difficult to evaluate our business and future prospects, and we may not be able to achieve or maintain profitability or growth in any given period.

We began our current operations in 2013 and since then our business model has continued to evolve. Our revenue has significantly grown since our formation, but there is no assurance that such growth will continue in future periods and you should not rely on growth of our revenue in any given prior quarterly or annual period as an indication of our future performance. Our total revenue for the years ended December 31, 2025 and 2024 was $16.2 billion and $3.1 billion, respectively, with net income (loss) of $(14.8) million and $156.6 million for the years ended December 31, 2025 and 2024, respectively. Due to the highly volatile nature of the digital asset economy and the prices of digital assets, as well as our limited operating history, our revenues and costs have, and will continue to, fluctuate significantly from period to period, which may adversely impact our results of operations. In addition, if our total revenue were to decline significantly or our operating expenses increase significantly for any extended period of time, our business, operating results and financial condition could be adversely affected. Our limited operating history and the volatile nature of our business and the industry in which we operate make it difficult to evaluate our current business and our future prospects.

In addition, we have experienced, and may experience in the future, periods of significant growth. To effectively manage and capitalize on our growth periods, we will need to manage headcount, capital and processes efficiently while making investments such as expanding our information technology and financial, operating, and administrative systems and controls, and such initiatives could strain our resources. We could experience operating difficulties in managing our business as it expands across numerous jurisdictions, including difficulties in hiring, training, managing and retaining an evolving employee base as well as complying with additional regulatory requirements. If we do not adapt or scale to meet these evolving challenges, we may experience erosion to our brand, the quality of our products and services may suffer, and our company culture may be harmed. If we do not manage these risks successfully, our business, operating results and financial condition could be adversely affected.

Successful implementation of our growth strategy will also require significant expenditures before any substantial associated revenue is generated and we cannot guarantee that these increased investments will result in corresponding and offsetting revenue growth. Because we have a limited history operating our business at its current scale, it is difficult to evaluate our current business and future prospects, including our ability to plan for and model future growth. Our limited operating experience at this scale, combined with the rapidly evolving and volatile nature of the digital asset market in which we operate, and other economic factors beyond our control, reduces our ability to accurately forecast quarterly or annual revenue.

Additionally, from time to time, we have realigned our resources and talent to implement stage-appropriate business strategies, including through layoffs and reductions in force. For example, in April 2023 and July 2022, we authorized a reduction in force of approximately 20% and 17%, respectively, of our then current workforce. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results and financial condition.

Dependence on a relatively concentrated number of digital assets could expose us to significant revenue and operational risks.

While we supported over 1,770 digital assets on our platform as of December 31, 2025, the digital assets, whether custodied or non-custodied, held by our clients in their accounts on our platform has historically been, and continues to be, concentrated in a small number of digital assets. For example, for the year ended December 31, 2025, approximately 80.7% of the value of our AoP was derived from the top five digital assets supported on our platform, which were Bitcoin, Sui, Ethereum, Solana and XRP, which constituted 49.2%, 11.3%, 10.1%, 5.4% and 4.7% of our AoP, respectively, and 88.5% of the value of our Assets Staked was derived from the top three digital assets supported by our staking solutions, which were Sui, Solana and Ethereum and which constituted 60.8%, 22.6% and 5.1%, respectively. As such, in addition to the factors impacting the broader digital assets economy and corresponding fluctuation of digital assets prices described elsewhere in this section, our business, financial condition and results of operations could be adversely affected, if demand for our services provided for such top digital assets declines and is not replaced by new demand for other digital assets for which we offer services on our platform, our business, financial condition and results of operations could be adversely affected. In addition, if the markets for any of such top digital assets deteriorate or if their prices decline, including as a result of factors such as negative perceptions of digital assets overall, such top digital assets individually, or the increased services offered on such digital assets provided by our competitors, our business may be adversely affected, and growth in our AoP, Assets Staked and total revenue may slow or decline. For example, our AoP for the year ended December 31, 2025 was $81.6 billion representing a decrease of 9.2% from the year ended December 31, 2024, primarily driven by declines in the trading prices of digital assets, including Bitcoin in particular. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for definitions of “Assets on Platform” and “Assets Staked”.

We may fail or be unable to retain existing clients, add new clients, or prevent our clients from decreasing their level of engagement with our products, services and platform.

Our success depends on our ability to retain existing clients and attract new clients, including developers, to increase engagement with our products, services, and platform. To do so, we must continue to offer leading technologies and ensure that our products and services are secure, reliable and engaging. We must also expand our products and services and offer competitive prices in an increasingly crowded and price-sensitive market. There is no assurance that we will be able to continue to successfully accomplish any of the above and any number of factors can negatively affect client retention, growth and engagement, including if:

•clients increasingly engage with competing products and services, including products and services that we are unable to offer due to regulatory reasons;

•we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received;

•we fail to support new and in-demand digital assets or if we elect to support digital assets with negative reputations;

•there are changes in sentiment about the quality or usefulness of our products and services or concerns related to privacy, security, fiat pegging or other factors;

•there are adverse changes in our products and services that are mandated by legislation, regulatory authorities or litigation;

•clients perceive the digital assets on our platform to be bad investments or experience significant losses in investments made on our platform;

•technical or other problems prevent us from delivering our products and services with the speed, functionality, security and reliability that our clients expect;

•cybersecurity incidents, employee or service provider misconduct, or other unforeseen activities cause losses to us or our clients, including losses to assets or data held by us on behalf of our clients;

•modifications to our pricing model or modifications by competitors to their pricing models;

•we fail to provide adequate client service;

•regulatory and governmental bodies in countries that we operate in or target for expansion express negative views towards digital asset trading platforms or, more broadly, the digital asset economy; or

•we or other companies or high-profile figures in our industry are the subject of adverse media reports or other negative publicity.

From time to time, certain of these factors have negatively affected our client retention, growth and engagement to varying degrees. If we are unable to maintain or increase our client base and client engagement, our revenue and financial results may be adversely affected. Any decrease in user retention, growth or engagement could render our products and services less attractive to clients and lead to a decrease in revenue, and our business, operating results and financial condition could be adversely affected. If our client growth rate slows or declines, we will become increasingly dependent on our ability to maintain or increase levels of user engagement and monetization in order to drive growth of revenue.

Our operating expenses may increase in the future and we may not be successful in increasing our revenue to sufficiently offset these higher expenses, which could impact our ability to achieve profitability or positive cash flow from operations on a consistent basis.

Our operating expenses may increase in the future as we continue to grow our business. While we consistently evaluate opportunities to drive efficiency, we cannot guarantee that these efforts will be successful or that we will not need to accelerate operating expenditures in the future. Our operations may prove to be more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. Additionally, our revenue growth may be negatively impacted by, among other things, reduced demand for our offerings, increased competition, adverse macroeconomic conditions, any decrease in the growth or size of the digital asset economy, regulatory uncertainty or scrutiny, changes that impact our ability to offer certain products or services, or failure of new products and services to gain market adoption. As a result, we cannot be certain that we will be able to achieve profitability or achieve positive operating cash flow on a quarterly or annual basis. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, operating results and financial condition may suffer.

Our strategy and focus on delivering high-quality, compliant, easy-to-use and secure digital asset-related financial services may not maximize short-term or medium-term financial results.

We have taken, and expect to continue to take, actions that we believe are in the best interests of our clients and the long-term interests of our business, even if those actions do not necessarily maximize short-term or medium-term results. These include expending significant managerial, technical and legal efforts on complying with laws and regulations that are applicable to our products and services and ensuring that our products are secure, even where this results in slower client onboarding, manual withdrawal approval processes, or restrictions tied to risk thresholds and insurance coverage limits. We also focus on driving long-term engagement with our clients through innovation and developing new industry-leading products and technologies. These decisions may not be consistent with the short-term and medium-term expectations of our stockholders and may not produce the long-term benefits that we expect, which could have an adverse effect on our business, operating results and financial condition.

Because our long-term success depends, in part, on our ability to expand our sales to clients outside the United States, our business is susceptible to risks associated with international operations.

We currently have subsidiaries in the United States and abroad, including Germany, the UK, Dubai, Hong Kong, Singapore, Denmark, Switzerland, Canada, Japan, Korea, India, the Cayman Islands and Brazil. As our growth strategy includes serving a global client base, we plan to continue entering new markets and increase our presence in existing markets around the world. We have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. As we continue to expand our business and client base outside the United States, we will be increasingly susceptible to risks associated with international operations. These risks and challenges include:

•difficulty establishing and managing international operations and the increased operations, travel and local infrastructure costs, and legal and regulatory compliance costs associated with different jurisdictions;

•the need to vary pricing and margins to effectively compete in international markets;

•the need to adapt and localize our products and services for specific countries, including offering services and support in local languages;

•compliance with multiple, and potentially conflicting and changing governmental laws and regulations across different jurisdictions;

•compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities, as well as economic and trade sanctions;

•compliance with U.S. federal and state laws, including licensing requirements, based on expansion of international business;

•the need to comply with a greater set of law enforcement inquiries, including those subject to mutual legal assistance treaties;

•compliance with the extraterritorial reach of any applicable regulatory rules imposed by the United States or other jurisdictions;

•difficulties obtaining and maintaining required licensing from applicable regulators in foreign jurisdictions;

•competition with companies that have greater experience in the local markets, pre-existing relationships with clients in these markets or are subject to less regulatory requirements in local jurisdictions;

•varying levels of payments and blockchain technology adoption and infrastructure, and increased network, payment processing, banking, and other costs;

•compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act (“FCPA”), the UK Bribery Act 2010, and other local anti-corruption laws;

•difficulties collecting in foreign currencies and associated foreign currency exposure;

•difficulties holding, repatriating, and transferring funds held in offshore bank accounts, including difficulties associated with currency controls in foreign jurisdictions which may restrict our ability to freely transfer funds;

•difficulties adapting to foreign customary commercial practices, enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;

•greater exposure to data privacy and cybersecurity regulations, notification obligations and enforcement risks in jurisdictions with inconsistent data protection frameworks;

•restrictions imposed by local markets on digital asset services;

•stringent local labor laws and regulations;

•adverse tax developments and consequences;

•antitrust and competition regulations; and

•regional economic and political conditions.

Our failure to successfully manage any of these risks and challenges could harm our international operations and have an adverse effect on our business, operating results and financial condition.

Failure to keep pace with new blockchain protocols or staking innovations could lead to loss of key clients.

The digital asset industry is characterized by rapid innovation in blockchain protocols, including Layer 1 (“L1”) blockchains (e.g., Ethereum, Solana), Layer 2 (“L2”) scaling solutions (e.g., Arbitrum, Optimism), and emerging Layer 3 (“L3”) application-specific chains, as well as advancements in staking mechanisms for yield generation and network security. Our ability to attract and retain key institutional clients depends on our capacity to support these new protocols and staking innovations promptly and securely through our custody, wallet and staking solutions. Failure to integrate emerging L1, L2 or L3 blockchains or to adapt to novel staking models, such as liquid staking or restaking, could render our platform less competitive, leading to the loss of clients who require access to these services for trading, DeFi or yield strategies. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law, third-party intellectual property rights or other factors. For example, in 2022 we believe some custodians lost market share because they were delayed in supporting Ethereum’s L2 ecosystems. Similar types of losses could reduce our AoP, transaction volumes and revenue, while damaging our reputation as a leading digital asset service provider. Any inability to keep pace with blockchain and staking innovations, or with new products and services in the digital asset industry more generally, could materially and adversely affect our business, operating results, financial condition and prospects.

Our intellectual property rights are valuable, and intellectual property disputes or technological obsolescence could adversely affect our business, operating results, our competitive position and financial condition.

We rely on, and expect to continue to rely on, a combination of trademark, trade dress, patent, domain name, copyright, and trade secrets, as well as confidentiality and license agreements with our employees, contractors, consultants, and third parties with whom we have relationships, to establish and protect our brand and other intellectual property rights. However, our efforts to protect our intellectual property rights may not be sufficient or effective. Our proprietary custody solutions, such as multi-sig wallets, are critical to our market position and rely on intellectual property protection. Our proprietary technology and trade secrets could be lost through misappropriation or breach of our confidentiality and license agreements. There can be no assurance that our intellectual property rights will be sufficient to protect against others offering products, services, or technologies that are substantially similar to ours and that compete with our business. Any of our intellectual property rights may be successfully challenged, opposed, diluted, misappropriated or circumvented by others or invalidated, narrowed in scope or held unenforceable through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our intellectual property rights.

Effective protection of our intellectual property may be expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. We have sought to obtain and protect our intellectual property rights, a process that can be expensive and may not always be successful. Patent applications or patents may be abandoned or allowed to lapse, resulting in partial or complete loss of patent rights. Competitors or malicious actors could infringe on or steal our intellectual property, leading to costly litigation or loss of competitive advantage. We may discover competing products or services in the market that use our protected intellectual property without authorization. Detecting and addressing infringement can be difficult and resource-intensive. Legal proceedings to enforce our intellectual property rights can be expensive, time-consuming and unpredictable. Court decisions may limit the scope or enforceability of our intellectual property rights, and we may not always prevail in those matters.

In addition, rapid advancements in custodial technology, such as new encryption methods, blockchain-native security protocols or hardware wallets, could render our solutions obsolete, requiring significant R&D investments to remain competitive. Any intellectual property disputes or failure to keep pace with technological innovation could materially and adversely affect our business, operating results, financial condition and prospects.

We may be sued by third parties for alleged infringement of their proprietary rights.

In recent years, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity in the cryptoeconomy, as well as litigation, based on allegations of infringement or other violations of intellectual property, including by large financial institutions. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. Our use of third-party intellectual property rights also may be subject to claims of infringement or misappropriation. We cannot guarantee that our internally developed or acquired technologies and content do not or will not infringe the intellectual property rights of others. From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon such rights.

Intellectual property infringement claims from competitors, non-practicing entities or others could disrupt operations, divert resources and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products or services or using certain technologies, force us to implement expensive or less effective work-arounds or impose other unfavorable terms. We expect that the occurrence of infringement claims is likely to grow as the crypto assets market grows and matures. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources. Even if intellectual property infringement claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could adversely affect our business, operating results and financial condition.

Clients using our self-custody wallets may blame us for losses due to their own security breaches, leading to disputes and reputational harm.

Our self-custody wallets, including hot and cold multi-sig wallets, are designed so that clients control two of the three private keys, while we retain one key which cannot unilaterally authorize transactions. As a result, clients are responsible for securing their two keys against hacks, phishing, malware or other security breaches. If a client’s keys are compromised due to their own security lapses, such as failing to protect their devices or falling victim to social engineering, and they suffer losses, they may nonetheless blame us, alleging deficiencies in our wallet design, security features or client education. For example, the 2019 Binance hack, where user credentials were compromised through phishing, led to user complaints against their platform despite user-side failures. We may be subject to disputes, litigation, or regulatory scrutiny arising from such key compromises, even if our systems and services are not at fault. Defending against these claims could divert management resources, increase legal costs and harm our reputation, particularly among retail clients with limited technical expertise. Any adverse outcomes from client misattributions of liability could materially and adversely affect our business, operating results, financial condition, and prospects.

Client misuse or inadequate education about our services could lead to losses and disputes.

Our platform offers complex services, such as staking, lending and cross-chain transactions, which clients may misuse due to errors, misunderstandings or lack of expertise. For example, incorrect staking configurations or improper wallet management could result in client losses, leading to disputes or claims against us. Inadequate client education about risks, limitations and proper platform usage could exacerbate these issues, particularly for retail clients with lower financial literacy. Such incidents could increase support costs, trigger regulatory scrutiny or harm our reputation. Failure to provide adequate client education or mitigate misuse risks could materially and adversely affect our business, operating results, financial condition and prospects.

Our increasing engagement with retail clients, directly or indirectly, could expose us to heightened risks of fraud, regulatory non-compliance and operational challenges.

While we primarily serve institutional clients, as we grow we continue to consider further expansion of our services to reach retail clients, either directly or through partnerships. This shift exposes us to risks associated with retail markets, including heightened fraud risks, such as account takeovers or unauthorized transactions, and complex retail-specific regulations, particularly in lending and consumer protection. Retail clients may also have lower financial literacy, leading to disputes or claims over platform functionality or investment outcomes. Tracking and mitigating retail fraud, ensuring compliance with diverse jurisdictional regulations, and managing client expectations require significant operational resources and expertise. Failure to effectively address these risks could result in financial losses, regulatory penalties, reputational harm or loss of client trust. As our retail engagement grows, any inability to manage these challenges could materially and adversely affect our business, operating results, financial condition and prospects.

Failure to comply with anti-bribery and anti-corruption laws could subject us to penalties and other adverse consequences.

As we operate and sell our platforms and services around the world, we are subject to the FCPA, the UK Bribery Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, and other anti-corruption and anti-bribery laws and regulations in the jurisdictions in which we do business, both domestic and abroad. These laws and regulations generally prohibit improper payments or offers of improper payments to government officials, political parties or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage. We have contractual relationships with governmental or quasi-governmental entities in non-U.S. countries, including those known to experience corruption, particularly in certain emerging countries in South America, and further expansion of our non-U.S. sales efforts may involve additional regions.

Corruption issues pose a risk in every country and jurisdiction, but in many countries, particularly in countries with developing economies, it may be more common for businesses to engage in practices that are prohibited by the FCPA or other applicable laws and regulations, and our activities in these countries pose a heightened risk of unauthorized payments or offers of payments by one of our employees or third-party business partners, representatives and agents that could be in violation of various laws including the FCPA. The FCPA, UK Bribery Act and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives and agents. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of our employees or such third parties even if we do not explicitly authorize such activities. For example, we provide services to governments and agencies across the world, including those in the United States, El Salvador and Bhutan. In El Salvador, we provide custody and BitGo Prime solutions to the Chivo wallet, which is the official Bitcoin and U.S. Dollar wallet of the Government of El Salvador. In Bhutan, we provide custody solutions for digital assets and fiat currency for an affiliate of the Government of Bhutan.

The FCPA or other applicable laws and regulations laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have implemented policies and procedures to address compliance with such laws, we cannot assure you that our employees or other third parties working on our behalf will not engage in conduct in violation of our policies or applicable law for which we might ultimately be held responsible. Violations of the FCPA, the UK Bribery Act and other laws may result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, as well as severe criminal or civil sanctions, including suspension or debarment from U.S. government contracting, and we may be subject to other liabilities and adverse effects on our reputation, which could negatively affect our business, results of operations, financial condition and growth prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees. Our exposure for violating these laws increases as our non-U.S. presence expands and as we increase sales and operations in foreign jurisdictions.

Our services to government clients expose us to business volatility and risks, including government budgeting cycles and appropriations, early termination, audits, investigations, sanctions and penalties.

We generate revenue from contracts with certain governments and agencies across the world, including those in the United States, El Salvador and Bhutan. These government clients may terminate most of these contracts at any time, without cause. There is increased pressure on governments and their agencies, both domestically and internationally, to reduce spending. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

Risks Related to Our Bitcoin Treasury Strategy

Our Bitcoin treasury strategy contains various risks, including those inherent to Bitcoin and the broader digital asset ecosystem.

We have made, and expect to make additional, investments in Bitcoin as part of our Bitcoin treasury strategy. In connection therewith, we maintain a significant Bitcoin treasury reserve, which held 1,673 Bitcoin with a fair value of $146.4 million as of December 31, 2025 and based on observable market prices, representing approximately 42.5% of the fair value of our digital intangible assets and approximately 3.2% of our total assets as of December 31, 2025. Our Bitcoin treasury strategy contains various risks, which include, but are not limited to, the following:

•Volatility. Bitcoin is a volatile digital asset that undergoes sharp fluctuations in trading price. The trading price of Bitcoin has significantly declined in the past and such declines may occur again in the future. For example, a hypothetical 50% increase or decrease in Bitcoin’s fair value would have impacted our net income for the year ended December 31, 2025 by approximately $73.2 million, reflecting the fair value accounting under ASU 2023-08.

•Bitcoin does not pay interest or dividends. Bitcoin does not pay interest, dividends or other returns and we can only generate cash from our Bitcoin holdings if we sell our Bitcoin or implement strategies to create income streams or otherwise generate cash by using our Bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our Bitcoin holdings, and any such strategies may subject us to additional risks.

•Our Bitcoin holdings may significantly impact our financial results. Our Bitcoin holdings have affected our financial results in the past and if we continue to increase our overall holdings of Bitcoin in the future, Bitcoin may have an even more pronounced impact on our financial results in the future.

Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin have in the past influenced, and are likely to continue to influence, our financial results.

Bitcoin is a highly volatile asset, and fluctuations in the price of Bitcoin have in the past influenced and are likely to continue to influence our financial results. For example, for the year ended December 31, 2023, Bitcoin consisted of 95.0% of our total digital intangible asset value, and for the year ended December 31, 2024, Bitcoin consisted of 88.0% of our total digital intangible asset value. As such, the fair value of our digital intangible assets increased from $85.5 million for the year ended December 31, 2023 to $249.5 million for the year ended December 31, 2024, which was primarily driven by the increase in the trading price of Bitcoin from $44,160 on January 1, 2024 to $93,800 on December 31, 2024. For the year ended December 31, 2025, Bitcoin consisted of 79.7% of our total digital intangible asset value, based on the trading price of Bitcoin of $87,509 on December 31, 2025. Our financial results would be adversely affected, and our business and financial condition would be negatively impacted, if the price of Bitcoin again decreased substantially, including as a result of:

•decreased user and investor confidence in Bitcoin, including due to the various factors described herein;

•investment and trading activities, such as trading activities of highly active retail and institutional users, speculators, miners and investors;

•negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, Bitcoin or the broader digital assets industry;

•changes in consumer preferences and the perceived value or prospects of Bitcoin;

•competition from other digital assets that exhibit better speed, security, scalability or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

•regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of Bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

•a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for Bitcoin purchase and sale transactions;

•developments relating to the Bitcoin protocol, including (i) changes to the Bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the Bitcoin blockchain, changes to the maximum number of Bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to the Bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the Bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect Bitcoin;

•disruptions, failures, unavailability, or interruptions in service of trading venues for Bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection;

•further reductions in mining rewards of Bitcoin, including due to block reward halving events, which are regularly occurring events that occur after a specific period of time that reduce the block reward earned by “miners” who validate Bitcoin transactions, or increases in the costs associated with Bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of Bitcoin mining, which could further increase the costs associated with Bitcoin mining, any of which may cause a decline in support for the Bitcoin network;

•transaction congestion and fees associated with processing transactions on the Bitcoin network;

•developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Bitcoin blockchain becoming insecure or ineffective; and

•changes in national and international economic and political conditions.

The concentration of our Bitcoin holdings enhances the risks inherent in our Bitcoin treasury strategy.

As of December 31, 2025, we held 1,673 Bitcoins in our treasury reserve and we intend to purchase additional Bitcoin and increase our overall holdings of Bitcoin in the future. The concentration of our Bitcoin holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our Bitcoin strategy. The price of Bitcoin experienced a significant decline in 2022 as well as in the fourth quarter of 2025, and any future significant declines in the price of Bitcoin could have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

Risks Related to Third Parties

We currently rely on third-party service providers for certain aspects of our operations, and any interruptions in services provided by these third parties may impair our ability to support our clients.

We depend on third-party service providers to support various aspects of our operations, including in connection with aspects of our technology infrastructure, cloud computing, cybersecurity, data storage, client support, compliance monitoring, transaction processing, third-party validators and certain other operational functions. Our ability to deliver reliable, secure, and efficient services to our clients depends significantly on the continued availability, performance and security of these third-party services.

If any of our third-party service providers experience operational disruptions, technical failures, cybersecurity incidents, regulatory enforcement actions, insolvency or other adverse events, our operations could be negatively impacted. Such interruptions or failures could result in reduced service quality, delays in transaction processing, compromised security, increased operational costs, regulatory scrutiny, reputational harm, and diminished client satisfaction and confidence. Although we seek to mitigate these risks through redundancy, vendor selection diligence and contingency planning, these efforts may not be sufficient in all cases and any significant disruption or failure affecting our third-party service providers could materially and adversely affect our business, operating results, financial condition and prospects.

We route orders through third-party trading venues in connection with our BitGo Prime trading service. The loss or failure of any such trading venues may adversely affect our business.

In connection with our BitGo Prime trading service, we rely on third-party trading venues to execute client orders and provide liquidity. These third-party venues include digital asset exchanges, market makers, liquidity providers and other trading platforms. Our ability to deliver efficient, reliable and competitive trading solutions to our institutional clients depends significantly on maintaining stable and effective relationships with these third-party trading venues.

If any of these third-party trading venues experience operational disruptions, technical failures, cybersecurity incidents, liquidity constraints, regulatory enforcement actions, insolvency or other adverse events, our ability to execute client orders promptly and effectively could be impaired. Additionally, the loss or termination of relationships with key trading venues could reduce our access to liquidity, increase transaction costs, diminish service quality, and negatively impact client satisfaction and confidence.

Although we seek to maintain relationships with multiple trading venues to mitigate these risks, any significant disruption or failure affecting these third-party venues could materially and adversely affect our business, operating results, financial condition and prospects.

Our current and future services may be dependent on payment networks and acquiring processors, and any changes to their rules or practices could adversely impact our business.

We rely on third-party payment networks, acquiring processors and related financial intermediaries to facilitate certain client transactions, including fiat currency deposits, withdrawals and payment processing associated with specific products and services. These providers periodically update their rules, policies, and compliance requirements, which may include increased fees, enhanced compliance obligations, transaction limits or restrictions specifically targeting digital asset-related transactions. Given the evolving nature of the digital asset economy, payment networks and processors may become unwilling or unable to support digital-related transactions, potentially disrupting or limiting our ability to offer certain products and services.

If adverse changes occur in the rules, practices, or willingness of payment networks and acquiring processors to support digital asset-related transactions, we may experience increased operational complexity, higher costs and compliance obligations, diminished client satisfaction, reduced transaction volumes and potential loss of client confidence. Additionally, securing alternative payment processing solutions on comparable terms may be challenging, costly, or impossible. Any such disruptions or limitations could negatively impact certain of our products and services and materially and adversely affect our business, operating results, financial condition and prospects.

We may not be able to maintain one or more critical banking or insurance relationships.

We depend heavily on relationships with banks, financial institutions, and insurance providers to facilitate critical aspects of our operations, including client fiat currency deposits and withdrawals, payment processing, custody of client funds, liquidity management and risk mitigation through insurance coverage. These banking and insurance relationships are essential to maintaining client trust, operational efficiency, regulatory compliance and overall business continuity.

Our banking partners provide essential services such as transaction processing, settlement, clearing and custody of client fiat funds. Similarly, our insurance providers offer coverage against certain operational risks, including theft, loss, cybersecurity breaches and other potential liabilities. For example, our insurance coverage of up to $250 million for digital assets held in qualified custody is underwritten by a syndicate of insurers from Lloyd’s of London and the European Marketplace, and it specifically covers assets stored in cold storage within the BitGo Trust Companies and includes protection against theft or copying of private keys, insider theft or dishonest acts by our employees or executives and loss of keys. The digital asset industry has historically faced challenges in establishing and maintaining stable banking and insurance relationships due to regulatory uncertainty, perceived risks, reputational concerns and evolving compliance requirements.

If we lose access to critical banking or insurance relationships, or if these relationships are disrupted, restricted, terminated, or compromised due to institutional failure, we may experience significant operational disruptions, increased costs, reduced liquidity and diminished ability to serve our clients effectively. Such disruptions could result from regulatory actions, changes in risk appetite or policies of our banking or insurance partners, reputational concerns, financial instability or insolvency of these institutions, or other factors beyond our control.

Replacing critical banking or insurance relationships may be challenging, costly and time-consuming, and we may be unable to secure alternative providers on comparable terms or at all. Any interruption, loss or failure of these essential relationships or institutions could lead to client dissatisfaction, loss of client confidence, regulatory scrutiny, reputational harm, and potential litigation, as well as materially and adversely affect our business, operating results, financial condition, and prospects.

We may be unsuccessful in establishing or maintaining strategic relationships with third parties or these third parties may fail to deliver certain operational services.

Our business strategy involves entering into partnerships, collaborations, joint ventures and strategic alliances with third-party entities, including financial institutions, technology providers, blockchain networks, custodians, liquidity providers and other service providers. These strategic relationships are intended to enhance our platform capabilities, expand our product offerings, accelerate market penetration and improve our competitive position. However, establishing and maintaining successful strategic relationships involves significant risks and uncertainties.

We may be unsuccessful in identifying suitable partners or negotiating favorable terms for strategic relationships. Even if we successfully establish these relationships, we may encounter difficulties in effectively integrating third-party services, technologies or operations into our platform. Additionally, our strategic partners may fail to deliver services or perform obligations in accordance with contractual terms, quality standards or regulatory requirements. Such failures could result from financial instability, operational disruptions, cybersecurity incidents, regulatory non-compliance or other factors beyond our control.

If our strategic partners fail to perform as expected, we may experience disruptions to our operations, reduced service quality, increased operational costs, reputational harm, regulatory scrutiny, or client dissatisfaction. Furthermore, disputes or disagreements with strategic partners could lead to litigation, arbitration or termination of relationships, resulting in additional costs, diversion of management resources and potential loss of business opportunities.

Our reliance on third-party strategic relationships exposes us to risks associated with the actions, omissions, and financial condition of these third parties. Any failure to successfully establish, manage, or maintain these relationships, or any failure by our strategic partners to perform as expected, could materially and adversely affect our business, regulatory status, operating results, financial condition and prospects.

We rely on third-party cryptographic algorithms and blockchain protocols, which may contain vulnerabilities, errors or flaws, or experience blockchain forks.

Our business depends significantly on cryptographic algorithms and blockchain protocols developed, maintained and updated by third parties. These cryptographic algorithms and blockchain protocols underpin the security, integrity and functionality of digital assets and related transactions facilitated by our platform. Despite rigorous testing and widespread adoption, cryptographic algorithms and blockchain protocols may contain undetected vulnerabilities, errors, or flaws that could be exploited by malicious actors or result in unintended operational failures.

Additionally, blockchain protocols we rely upon may experience blockchain forks whereby a blockchain splits into two or more separate chains due to disagreements among network participants, incompatible software upgrades, or other technical or governance issues. The effect of such a fork would be the existence of two versions of the applicable blockchain protocol network running simultaneously, but with each split network’s digital asset lacking interchangeability. Blockchain forks can create uncertainty regarding asset ownership, transaction validity, and network stability, potentially leading to operational disruptions, client confusion, disputes and financial losses. In addition, these forks may be contentious and consequently participants in certain communities might harbor ill will towards other communities. As a result, certain community members might take actions that adversely impact the use, adoption and price of the relevant digital assets or their forked alternatives. Furthermore, forks can lead to disruptions of networks and our information technology systems, cybersecurity attacks, replay attacks or security weaknesses, as well as an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network.

If a cryptographic algorithm or blockchain protocol we rely upon is compromised, exploited, experiences a fork or otherwise fails, it could lead to unauthorized access, theft, loss or destruction of digital assets held or transacted on our platform. Such incidents could result in substantial financial losses for our clients and for us, as well as significant reputational damage, loss of client confidence, regulatory scrutiny and potential litigation.

We do not control the development, maintenance, or updating of these third-party cryptographic algorithms and blockchain protocols and, as a result, we may be unable to promptly identify, mitigate or remediate vulnerabilities, flaws or forks, or to influence the timing or effectiveness of third-party responses to such issues. Additionally, the decentralized and open-source nature of many blockchain protocols may complicate efforts to coordinate effective responses to vulnerabilities, exploits or forks, potentially exacerbating the impact of any security incidents or disruptions.

Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could harm our business.

Our platform contains software modules licensed to us by third-party authors under “open source” licenses. We also make certain of our own software available to users under various open source licenses in our public repositories. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of the source code of such software may make it easier for others to compromise our platform.

Some open source licenses contain requirements that we make available source code for modifications or derivative works we create, depending upon the type of open source software we use, or requirements that we grant to others a license to our patents, software or intellectual property covering such modifications or derivative works. If we combine our proprietary software with open source software in a certain manner, we could, under the terms of certain open source licenses, be required to release the source code of our proprietary software under such open source license. This may include publicly disclosing proprietary software that may be sensitive to our operations. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our proprietary software.

We have developed an internal open source use policy designed to mitigate open source license risk, to ensure our organization’s adherence to open source license terms and to help protect our intellectual property by defining how open source software can be used and modified within our organization and how it can be incorporated within our proprietary software. We have not conducted an audit of our use of open source software, and, as a result, we cannot assure you that our current processes for controlling our use of open source software in our platform are, or will be, effective. If we are held to have breached or failed to fully comply with the terms and conditions of an open source license, we could face litigation, infringement claims, or other liabilities. Likewise, we may be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our offerings if re-engineering cannot be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition. Moreover, the terms of various open source licenses have not been interpreted by U.S. or foreign courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source or proprietary software against companies that incorporate open source software into their products or solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be third-party open source software, our own proprietary software or our own modifications to or derivative works based upon open source software.

We use generative artificial intelligence (“AI”) tools to augment internal productivity and failure to comply with AI provider terms and the Company’s internal guidelines for the use of these tools or using such tools under non-enterprise terms could harm our business.

We have recently begun to use internally developed as well as third-party generative AI tools, such as coding assistance tools, productivity tools and tools offering LLMs, to increase internal productivity across our business and engineering teams. Use of these tools is authorized through a formal risk assessment process managed by our Security and Risk teams and is governed by our internal Responsible Usage Guidelines for Generative AI Tools. These guidelines provide, among other provisions, that no proprietary, confidential or sensitive material is to be input into these tools, and AI-assisted code output must be manually reviewed before merging or deploying such code into production. Additionally, we license these tools under enterprise terms where the applicable licensor is obligated not to retain our input for any purpose, including training, and telemetry is disabled by default. We have adopted an internal AI Acceptable Use Policy, which establishes guidelines for the responsible and secure use of AI technologies within BitGo.

The risks associated with the use of these tools, whether or not in compliance with the guidelines or under non-enterprise terms, could include unauthorized use of confidential information of BitGo, its clients or third parties in user prompts, code outputs that are potentially not protectable under copyright, reproduction of BitGo code in code outputs to third parties, disclosure of confidential or personal information of BitGo, its customers or third parties in the output of the tools, the use of user prompts by licensors of these tools for training purposes or other unauthorized purposes, or the use of output by BitGo violating third party copyrights or other intellectual property rights. As a result, we could be subject to lawsuits by parties claiming intellectual property infringement, breach of confidential information and data privacy claims. We could also suffer loss of confidentiality, trade secret rights or other intellectual property rights.

See the section titled “Risk Factors—Risks Related to Cybersecurity, Data Privacy, and Information Technology—We may experience risk, liabilities or other issues relating to the development and use of AI in our business.” for further information on certain risks relating to our use of AI tools.

Perceived affiliations with controversial partners in WBTC operations could harm our reputation.

Our WBTC solution involves partnerships, such as the 2024 joint venture with BiT Global that is partially owned by Justin Sun and affiliated with the TRON ecosystem. These partnerships and affiliations, particularly with figures or entities facing regulatory scrutiny or public criticism, have raised concerns within the digital asset community. For example, MakerDAO, a decentralized autonomous organization that governs the Maker Protocol, which facilitates lending and borrowing of cryptocurrencies on the Ethereum blockchain, has proposed to limit its users’ WBTC exposure due to perceived risks. Negative public perceptions of our partners, whether justified or not, could damage our reputation, reduce public confidence in WBTC’s reliability, and lead to redemptions or decreased demand. Regulatory actions targeting our partners, such as SEC lawsuits, could also implicate us in investigations or restrict our operations, even if we are not at fault. Any reputational or regulatory fallout from WBTC partnerships could materially and adversely affect our business, operating results, financial condition, and prospects.

Multi-jurisdictional custody changes for WBTC could introduce operational and regulatory risks.

The 2024 transition in connection with the joint venture with BiT Global to a multi-jurisdictional custody model for WBTC distributing private keys across entities in the United States, Hong Kong, and Singapore aims to reduce single points of failure but introduces new risks. Differing regulatory frameworks, security standards, or enforcement practices across jurisdictions could complicate key management decisions or expose us to conflicting legal obligations. For example, Hong Kong’s regulatory environment may impose stricter fiduciary duties or face geopolitical tensions, such as U.S.-China technology decoupling. Operational errors in coordinating multi-sig wallet transactions across jurisdictions could delay minting or burning processes, disrupting WBTC liquidity. Community backlash to these changes, such as MakerDAO’s risk-off proposals, could further reduce WBTC adoption.

Risks Related to Our Employees

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely affect our business, operating results and financial condition.

We operate in a relatively new industry that requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Mr. Belshe, our co-founder, Chief Executive Officer, Chief Technology Officer, President and director, members of our executive team, and other key employees across product, engineering, risk management, finance, compliance, security, legal and marketing. Our future success depends on our ability to attract, develop, motivate and retain highly qualified and skilled employees. The pool of qualified talent in our industry is extremely limited, particularly with respect to executive talent, engineering, risk management and financial regulatory expertise. We face intense competition for qualified individuals from numerous digital asset, software, financial and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract or retain the personnel we require to operate our business effectively. The loss of even a few key employees or senior leaders, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business, could adversely affect our business, operating results and financial condition and impair our ability to grow.

Our working model, which allows a subset of our employees to work remotely, subjects us to heightened operational risks.

As of December 31, 2025, approximately 19.0% of our employees work remotely and are not required to come into the office on a daily basis. Allowing employees to work remotely subjects us to heightened operational risks. For example, technologies in our employees’ homes might not be as robust or effective as in our offices and could lead to lower productivity and/or increased vulnerability to cybersecurity attacks or other privacy or data security incidents, including arising from employee or insider misconduct. There is no guarantee that the data security and privacy safeguards we have put in place will be completely effective or that we will not encounter risks associated with employees accessing company data and systems remotely. We also face challenges due to the need to operate with a dispersed and remote workforce, as well as increased costs related to business continuity initiatives.

Allowing for remote work has in the past made and may continue to make it more difficult for us to preserve our corporate culture of innovation and our employees might have decreased opportunities to collaborate in meaningful ways. Further, remote work may negatively impact employee morale or productivity. Any failure to overcome the challenges presented by our working model could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively, maintain product development velocity and execute on our business strategy.

We may not be able to maintain our innovative culture.

We believe that our entrepreneurial and innovative corporate culture has been a key contributor to our success. We encourage and empower our employees to innovate and operate creatively, which we believe is essential to attracting high quality talent, partners and developers, as well as serving our long-term interests. If we cannot maintain this culture, the innovation, creativity and teamwork that has been integral to our business could diminish or be lost entirely. Additionally, from time to time, we may realign our resources and talent, which may result in layoffs or reductions in force, such as the reduction in force that occurred in April 2023. In such cases, employee morale may suffer, which could adversely affect our products and services, business, operating results, and financial condition.

We may be unable to prevent, or may have difficulty mitigating, employee or service provider misconduct or error.

Employee or service provider misconduct or error could subject us to legal liability, financial losses, and regulatory sanctions. Such misconduct could include engaging in misappropriation of client funds, improperly using confidential information, improper or unauthorized transactions or activities, insider trading, or failing to supervise other employees or service providers. Employee or service provider errors, including mistakes in executing, recording or processing transactions for clients, and errors in conducting internal custody processes, could expose us to the risk of material losses even if the errors are detected. Although we have implemented processes and procedures and provide training to our employees and service providers to reduce the likelihood of misconduct and error, these efforts may not be successful. Moreover, the risk of employee or service provider error or misconduct may be even greater for novel products and services and is compounded by the fact that many of our employees and service providers are accustomed to working at technology companies that generally do not maintain the same compliance customs and rules as financial services firms. This can lead to high risk of confusion among employees and service providers with respect to compliance obligations, particularly with respect to confidentiality, data handling, access controls, conflicts of interest, and trading conduct. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. If we were found to have not met our regulatory oversight and compliance and other obligations, we could be subject to regulatory sanctions, financial penalties, restrictions on our activities for failure to properly identify, monitor and respond to potentially problematic activity and seriously damage our reputation. Our employees, contractors, and agents could also commit errors that subject us to legal claims for negligence, as well as regulatory actions, or result in financial liability. Further, allegations by regulatory or criminal authorities of improper trading activities could affect our brand and reputation and negatively impact our business.

Our officers, directors, employees or large stockholders may encounter potential conflicts of interests with respect to their positions or interests in certain digital assets, entities and other initiatives, which could adversely affect our business and reputation.

We frequently engage in a wide variety of transactions and maintain relationships with a significant number of digital asset projects, their developers, members of their ecosystem and investors. These transactions and relationships could create potential conflicts of interests in our management decisions. For instance, certain of our officers, directors and employees are active investors in digital asset projects themselves, and may make investment decisions that favor projects that they have personally invested in. Many of our large stockholders also make investments in these digital asset projects. In addition, our co-founder, Chief Executive Officer, Chief Technology Officer, President and director, Mr. Belshe, is involved in a number of initiatives related to the digital asset economy and more broadly. The initiatives he is involved in could divert Mr. Belshe’s time and attention from overseeing our business operations, which could subject us to litigation or otherwise have a negative impact on our business.

Similarly, certain of our directors, officers, employees and large stockholders may hold digital assets that we are considering supporting for trading on our platform and may be more supportive of such listing notwithstanding legal, regulatory and other issues associated with such digital assets. While we have instituted policies and procedures to limit and mitigate such risks, there is no guarantee that such policies and procedures will be effective, or that we will be able to manage such conflicts of interests adequately. If we fail to adequately manage these conflicts of interests, or we receive unfavorable media coverage with respect to actual or perceived conflicts of interest, our business could be harmed and our brand, reputation and credibility could be adversely affected.

Risks Related to Industry-Specific Regulation and Public Policy

Policymakers are continuing to develop new rules applicable to the digital asset economy, resulting in an uncertain regulatory landscape that is subject to the potential for substantial change.

The digital asset economy is novel, rapidly evolving and characterized by significant technological innovation and complexity. Policymakers, regulators and legislators globally are in the beginning stages of developing frameworks and standards to govern digital assets, digital asset platforms, custody solutions and related activities. As a result, the regulatory landscape applicable to our business remains uncertain, fragmented, and subject to rapid and unpredictable change.

Because regulatory consideration of digital assets, custody solutions, and related platforms is still developing, policymakers may propose or enact legislation or regulations without fully understanding the underlying technology, market dynamics, or potential implications for market participants. Such legislation or regulation could impose overly burdensome compliance obligations, restrict or prohibit certain business activities, or otherwise adversely impact our ability to operate effectively and competitively. Additionally, the lack of established regulatory frameworks and precedents may limit our ability to anticipate, influence, or effectively respond to proposed regulatory changes or enforcement actions.

Our ability to proactively engage with policymakers and regulators to shape favorable regulatory outcomes may be limited by the novelty and complexity of the digital asset economy, as well as by the absence of clear regulatory guidance or established industry standards. Consequently, we may be unable to effectively advocate for regulatory approaches that appropriately balance innovation, consumer protection, market integrity and financial stability.

Any adverse regulatory developments in the digital asset space could materially and adversely affect our business, financial condition, operating results and prospects.

Regulatory uncertainty regarding our self-custody wallets could result in reclassification as a financial service, imposing new compliance burdens.

Our self-custody wallets, which rely on a 2-of-3 multi-sig scheme where clients control two keys and we hold one, are designed as software solutions, not financial services, in accordance with FinCen’s May 9, 2019 guidance on non-custodial digital asset activities. However, not all jurisdictions have confirmed this interpretation and some may determine that our holding one key, facilitating transaction signing or providing wallet software constitutes a regulated financial service similar to money transmission or custody. Such a reclassification could impose significant compliance obligations, including licensing requirements, anti-money laundering (“AML”) and KYC mandates, and capital reserves requirements, increasing our operational costs and complexity. For example, jurisdictions like the E.U. or Singapore that have stricter virtual asset regulations could adopt broader definitions of custodial services, limiting our ability to offer self-custody wallets without additional registrations. Regulatory enforcement actions, fines or restrictions could disrupt our self-custody offerings, reduce client adoptions, and harm our reputation as a leader in secure digital asset solutions. Any adverse regulatory developments regarding our self-custody model could materially and adversely affect our business, operating results, financial condition and prospects.

Many of the digital assets which we custody, or facilitate trading and lending in, are subject to regulatory authority by the SEC or the Commodity Futures Trading Commission (the “CFTC”). If certain digital assets or transactions in such digital assets are deemed to be securities, leveraged retail commodity transactions, commodity interests or security-based swaps, we could be subject to additional regulatory requirements, licenses and approvals, and potentially face regulatory enforcement actions, civil liability, and significant increased compliance and operational costs.

The CFTC has stated, and judicial decisions involving CFTC enforcement actions have confirmed, that at least some digital assets, including Bitcoin, fall within the definition of a “commodity” under the Commodity Exchange Act. Commodity interests are subject to extensive supervisory oversight by the CFTC, including licensing of entities engaged in, and platforms offering, commodity interest transactions. This CFTC authority extends to digital asset futures contracts and swaps, as well as so-called leveraged retail commodity transactions, including transactions that are based on current and future prices of digital assets and indices of digital assets. To the extent that a digital asset in which we facilitate transactions is deemed to fall within the definition of a leveraged retail commodity transaction or commodity interest, whether as a swap or otherwise and including pursuant to subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight and could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations as a registered intermediary (for example, as a futures commission merchant or introducing broker). Such actions could result in injunctions, cease and desist orders, civil monetary penalties, fines and disgorgement, as well as reputational harm. The CFTC has previously brought enforcement actions against entities engaged in digital asset activities for failure to obtain appropriate exchange, execution facility and intermediary registrations.

Furthermore, the CFTC and the SEC have jointly adopted regulations defining security-based swaps, which include swaps based on single securities and narrow-based indices of securities. If a digital asset is deemed to be a security, certain transactions involving such digital asset could constitute a security-based swap. A digital asset or transaction therein that is based on or references a security or index of securities, whether or not such securities are themselves digital assets, could also constitute a security-based swap. To the extent that a digital asset in which we facilitate transactions is deemed to fall within the definition of a security-based swap, including pursuant to subsequent rulemaking or guidance by the CFTC or SEC, we may be subject to additional regulatory requirements and oversight by the SEC and could be subject to judicial or administrative sanctions if we do not or did not at the relevant time possess appropriate registrations as a registered intermediary. Although we spend significant time and resources to comply with CFTC and SEC regulations, there is no guarantee that we will be successful. If we do not successfully navigate these regulatory regimes, we could be subject to injunctions, cease and desist orders, civil monetary penalties, fines and disgorgement, as well as reputational harm. Any of these outcomes could materially and adversely affect our business, financial condition, operating results and prospects.

A particular digital asset, product or service’s status as a security in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a digital asset or product offering, we may be subject to regulatory scrutiny, inquiries, investigations, fines, restrictions or other penalties.

Our business faces considerable uncertainty regarding the classification of digital assets, products or services under applicable securities laws. Determining whether any given digital asset is a security is a highly complex, fact-driven analysis, which may change and evolve over time based on changes in the digital asset and its related ecosystem, as well as changing views of regulators and political administrations. Different parties may reach different conclusions about the outcome of this analysis based on the same facts. Regulators, including the SEC, generally do not provide an advance determination or formal classification for a given asset, thereby placing the responsibility on us to determine the characterization of the digital-assets available on our platform. Accordingly, whether any given digital asset, product or service would ultimately be deemed by a federal court to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular crypto asset, product or service could be deemed a security or securities offering under applicable laws.

To the extent that the SEC or a court asserts or determines that any digital assets supported by our platform are securities, that assertion or determination could prevent us from continuing to support such digital assets on our platform. It could also result in regulatory enforcement penalties and financial losses in the event that we have liability to our customers and need to compensate them for any losses or damages. We could be subject to judicial or administrative sanctions, including disgorgement or penalties which could be material, for failing to offer or sell the digital asset or certain of our services in compliance with securities registration requirements, or for acting as a securities broker or dealer, national securities exchange, clearing agency, or other regulated entity without appropriate registration. Such an action could result in injunctions and cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. In addition, clients that utilized our services in connection with such digital asset on our platform and suffered losses might also seek to rescind transactions that we facilitated on the basis that they were conducted in violation of applicable law, which could subject us to significant liability and losses. We might also be required to cease services in the supported digital assets, which could negatively impact our business, operating results, and financial condition. Moreover, the networks on which such supported digital asset are used might be required to be regulated as securities intermediaries, and subject to applicable rules, which could effectively render the network impracticable for its existing purposes.

In addition, several foreign jurisdictions have taken a broad-based approach to classifying digital assets, products and services as securities, while other foreign jurisdictions have adopted a narrower approach. As a result, certain digital assets, products or services may be deemed to be a security under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of digital assets, products or services as securities.

We have performed and continue to perform legal analysis under applicable federal securities laws, informed by, among other things, relevant Supreme Court precedent (e.g., Howey, Reves), subsequent binding judicial decisions, SEC staff guidance including (e.g., the Framework for “Investment Contract” Analysis of Digital Assets), and other authority, and where appropriate, in consultation with outside counsel, to assess whether a particular digital asset, product or service could be deemed a security under applicable laws. Our internally developed policies and procedures to determine whether a particular digital asset should be classified as a security, which are predicated upon a risk-based assessment, do not constitute a legal standard and are not binding on any regulatory body or court, and therefore, we could in the future be subject to legal or regulatory action in the event the SEC or a state or foreign regulatory authority were to assert, or a court were to determine, that a digital asset, product or service supported or available on our platform is a security under applicable securities laws. An adverse determination could expose us to significant regulatory scrutiny, inquiries, investigations, fines and other sanctions, potentially impacting our business operations, strategic initiatives and financial results.

If we fail to properly perform due diligence or assess the risks associated with accepting or adopting any digital asset, or fail to monitor already accepted or adopted digital assets, we may be subject to regulatory scrutiny, inquiries, investigations, fines, restrictions, and other penalties.

Prior to onboarding a new digital asset that we intend to custody, the BitGo Trust Companies, along with their respective board of directors, performs due diligence on that digital asset. A comprehensive risk assessment is conducted to identify and assess the risks associated with a digital asset’s features, the features of the supporting blockchain and the developers and node operators that support the blockchain protocol. Generally, adding digital assets for which we have successfully integrated the blockchain that supports them are deemed to be lower risk and can be approved by management subject to review by our Token Assessment and Review Group. For digital assets that require supporting a new blockchain must be approved by our board of directors or a committee thereof. We also perform ongoing monitoring for material changes to a digital asset, its supporting blockchain and the blockchain’s community, and if we deem that such material change, which include, but are not limited to, hard forks, significant new functionality derived from the blockchain or smart contract, material changes to developer support or governance structure, decentralization, or other support features or legal and regulatory action relating to the digital asset, we will identify potential measures that can mitigate such risks, identify alternative custody arrangements or disapprove such digital assets from trust custody altogether. Any such failure to properly perform due diligence or assess the risks associated with accepting or adopting any digital asset, or failure to monitor already accepted or adopted digital assets, may subject us to regulatory scrutiny, inquiries, investigations, fines, restrictions and other penalties, and such failure could have a materially adverse impact on our financial condition and reputation.

If the SEC alleges that our staking solutions involve unregistered offers and sales of securities or unregistered securities broker-dealer activity in violation of the Securities Act or the Exchange Act and the courts agree with the SEC, we may be required to cease our staking activities and may be subject to monetary and other penalties.

In several enforcement actions filed by the SEC under the prior administration in federal courts in New York, California, and Washington, D.C., the SEC alleged that certain companies have offered staking solutions to clients for various digital assets as unregistered securities or acted as unregistered securities broker-dealers in facilitating offers or sales of third-party staking solutions in violation of the registration provisions of the Securities Act or the Exchange Act. For example, in 2023, the SEC charged Kraken, Coinbase and Binance with offering and selling digital asset staking-as-a-service programs to retail customers as unregistered investment contract schemes in violation of the Securities Act. In June 2024, the SEC charged Consensys Software Inc. with acting as an underwriter of unregistered securities in violation of the Securities Act and as an unregistered broker in violation of the Exchange Act by marketing the Lido and Rocket Pool third-party liquid staking-as-a-service programs to retail customers through Consensys’ “Metamask Staking” platform. Since the beginning of 2025, the litigation against Binance, Coinbase, and Kraken has been dismissed with prejudice, as has the litigation against Consensys. We believe that our staking service does not offer or sell any securities subject to the securities laws or SEC regulations and that they would in any event qualify for exemptions from Securities Act or Exchange Act requirements. However, we do not know if the SEC would agree with our interpretation of those laws or regulations. If the SEC or a private litigant were to prevail on claims that our staking solutions violate the Securities Act or Exchange Act, we may be subject to monetary penalties, liabilities or reputational harm, and may be required to cease offering these services, which could have an adverse effect on our business, operating results and financial condition.

Regulatory changes or actions by the U.S. Congress or any U.S. federal or state agencies may affect our business or restrict the use of one or more digital assets or the operations of our digital asset trading and custody platforms in a manner that adversely affects our business.

Our business is subject to significant uncertainty due to potential changes in regulations and evolving interpretations of existing rules. For instance, any shift by Congress or federal and state agencies in how current digital asset laws are applied could result in new compliance burdens which could restrict our custody business, digital asset trading operations, or impose limitations on staking activities. Furthermore, even without formal amendments to regulations, a modified interpretation by regulatory bodies may require substantial alterations to our practices, leading to increased operational costs and potential disruptions to our service offerings. These evolving regulatory landscapes may not only impose burdensome legal obligations but also create uncertainties regarding permissible activities, adversely impacting our strategic planning and overall business performance. Additionally, inconsistencies between federal and state approaches to digital asset regulation may create overlapping or conflicting requirements, increasing legal complexity and compliance costs.

The recently enacted Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) creates a new federal regulatory framework for stablecoins in the United States, and its implementation could materially impact our stablecoin-related business, operations, and compliance obligations.

In July 2025, the United States enacted the GENIUS Act, which establishes the first comprehensive federal framework governing the issuance, custody, and use of payment stablecoins. The GENIUS Act addresses, among other things, the state and federal licensing of stablecoin issuers, reserve composition and management, redemption rights, disclosure obligations, and ongoing regulatory supervision. Although the GENIUS Act has been signed into law, it will not become effective until the earlier of January 18, 2027 or 120 days after the primary federal payment stablecoin regulators issue final implementing regulations (the “GENIUS Act Effective Date”).

Among its many provisions, the GENIUS Act defines the term “payment stablecoin”, generally prohibits the issuance of payment stablecoins in the United States by any person other than a permitted payment stablecoin issuer (“PPSI”), establishes a comprehensive regulatory framework applicable to PPSIs, generally prohibits PPSIs from paying interest on issued payment stablecoins, excludes payment stablecoins issued by a PPSI from the definition of a “security” under the U.S. federal securities laws and restricts the type of reserve assets that may be held in support of payment stablecoins. Because the GENIUS Act will require significant rulemaking by U.S. regulators, its ultimate impact will depend in part on how those regulations are adopted and implemented. While the establishment of a consistent federal framework could, over time, increase institutional and consumer confidence in payment stablecoins, the scope, timing, and substance of the implementing regulations and supervisory practices remain uncertain. Compliance with the GENIUS Act and related regulations may require us to make significant changes to our products and operations, including goUSD, our Stablecoin‑as‑a‑Service platform, and our custody and settlement services for third‑party stablecoins. These changes could increase our legal, compliance, operational, and technology costs; limit the types of stablecoins we can support; restrict our ability to partner with certain issuers; or require us to modify or discontinue certain products or services.

We previously initiated the process of applying for a national bank charter from the OCC to provide a pathway to issuing stablecoins as a PPSI under the GENIUS Act framework. On December 12, 2025, our subsidiary, BitGo Trust Company, Inc., received approval from the OCC to convert to a national trust bank operating under the name BitGo B&T, and completed that conversion on December 12, 2025. We intend to qualify one or more subsidiaries as a PPSI.

More broadly, U.S. regulators and policymakers—including the U.S. Congress, the Federal Reserve Board, and various federal agencies such as the SEC, the CFTC, FinCEN, the OCC, the FDIC, and the Federal Bureau of Investigation, as well as the White House—have issued reports, guidance, and public statements relating to digital assets. However, the extent, timing, and content of future laws, regulations, and supervisory actions remain uncertain and may not be ascertainable in the near term. New or enhanced regulatory requirements could require us to comply with additional regulatory regimes, resulting in increased costs and the diversion of management time and resources. See “—Our business requires obtaining and maintaining compliance with regulatory licenses and qualifications that may be costly and time-consuming to obtain and, if obtained, may subsequently be revoked.”

If restrictions are imposed that materially limit our stablecoin activities, we may need to seek alternative regulatory pathways that could be more costly, time‑consuming, or commercially impractical, or that could require limiting or discontinuing certain stablecoin‑related products. In addition to costs associated with qualifying as a PPSI, we may incur significant costs in connection with complying with any legal and regulatory changes implemented in connection with the GENIUS Act. Any failure, or perceived failure, to comply with the GENIUS Act or related regulations could result in enforcement actions, monetary penalties, heightened supervisory scrutiny, or reputational harm. Any of these outcomes could materially and adversely affect our business, operating results, financial condition, and prospects.

In addition, the GENIUS Act may also affect the competitive landscape for stablecoins. For example, the additional legal and regulatory clarity provided by the GENIUS Act may have the effect of encouraging new entrants that may compete with us. Any potential changes to the competitive landscape and their effect on us are complex and cannot be predicted with certainty at this time.
Regulatory changes or actions in foreign jurisdictions may restrict the use of one or more digital assets, staking activity, supported blockchain networks or the digital asset trading platform market in a manner that adversely affects our business.

Our operations span multiple global markets where digital asset activities, including digital asset trading, staking activities, and network operations, are subject to diverse regulatory frameworks. Foreign laws, regulations, or directives and the assertion of jurisdiction by regulators in these regions may conflict with U.S. regulations, thereby creating uncertainty in compliance requirements. As a result, regulatory actions could restrict the use or acceptance of one or more digital assets, potentially diminishing user and merchant participation, as well as reducing market liquidity.

In addition, while we endeavor to comply with evolving regulatory standards, the regulatory landscape outside the United States is often disparate and subject to frequent reinterpretation. For instance, whereas the E.U.’s digital asset regulations are relatively uniform, the laws and regulations in other regions are disparate, conflicting and subject to regular change and reinterpretation. In addition, a number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. For example, China has made transacting in digital assets illegal for Chinese citizens in mainland China, and additional restrictions may follow. China’s central bank has further restricted digital asset-related activities, stating that activity by overseas digital asset trading platforms, and services offering trading, order matching, and token issuance and derivatives, constitute illegal activity. These varying and, at times, conflicting regulatory regimes can impede the growth or sustainability of digital asset economies, adversely affecting not only our business but also the intrinsic value of digital assets.

Ultimately, the unpredictability of regulatory developments in foreign jurisdictions may force us to adjust our operational strategies, incur additional compliance costs and potentially limit our market opportunities. The cumulative effect of these challenges could significantly impair our business performance and adversely impact our long-term strategic objectives.

Changes in regulation enabling self-custody by exchanges and other market participants could disrupt our third-party custody business model.

Our future business strategy relies heavily on the demand for third-party custodial services for digital assets. However, evolving regulations, such as the proposed digital asset market structure bill, may permit or incentivize major exchanges, brokers, dealers and clearinghouses to self-custody their assets rather than rely on third-party custodians like us. If such regulatory changes reduce the need for independent custodians, our core business model could be disrupted, leading to decreased demand for our services, reduced revenue, and loss of market share. Adapting to such changes may require significant investments in new products or services, which may not be successful or cost-effective. Any disruption to our third-party custody model due to regulatory shifts could materially and adversely affect our business, operating results, financial condition and prospects.

Our business requires obtaining and maintaining compliance with regulatory licenses and qualifications that may be costly and time-consuming to obtain and, if obtained, may subsequently be revoked.

Our business operates in a dynamic and regulated environment where obtaining and maintaining the necessary regulatory licenses and qualifications is essential to our operations. Although we currently believe that our existing licenses sufficiently support our business activities, there remains a risk that it could be determined that we are mistaken in our interpretation of applicable regulatory requirements or regulators may introduce new regulatory regimes applicable to our business which require us to obtain additional licenses in order to continue operating. Regulatory authorities may also impose enhanced daily operational and compliance obligations on our existing licenses. Obtaining such licenses and/or complying with additional obligations may be both costly and time-consuming. Moreover, even if we successfully secure these additional approvals or comply with additional obligations, there is no guarantee that they will remain in effect indefinitely; changes in laws or regulatory interpretations, or the failure to meet evolving compliance standards, such as heightened regulatory capital requirements, could result in these licenses being suspended or revoked. This uncertainty exposes us to potential operational disruptions, increased compliance costs and adverse impacts on our financial condition and business strategy.

Future developments regarding the treatment of digital assets for U.S. and foreign tax purposes could adversely impact our business.

Due to the new and evolving nature of digital assets and the absence of comprehensive legal and tax guidance with respect to digital asset products and transactions, many significant aspects of the U.S. and foreign tax treatment of transactions involving digital assets, such as staking rewards and other digital asset incentives and rewards products, as well as the purchase and sale of digital assets on our platform, are uncertain, and it is unclear whether, when and what guidance may be issued in the future on the treatment of digital asset transactions for U.S. and foreign tax purposes.

In 2014, the IRS released Notice 2014-21, discussing certain aspects of “virtual currency” for U.S. federal income tax purposes and, in particular, stating that such virtual currency (i) is “property,” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss, and (iii) may be held as a capital asset. From time to time, the IRS has released other notices and rulings relating to the tax treatment of virtual currency or digital assets reflecting the IRS’s position on certain issues. The IRS has not addressed many other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions.

There continues to be uncertainty with respect to the timing, character and amount of income inclusions for various digital asset transactions including, but not limited to, lending and borrowing digital assets, staking and other digital asset products that we offer. Although we believe our treatment of digital asset transactions for federal income tax purposes is consistent with current public positions of the IRS and/or existing U.S. federal income tax principles, because of the rapidly evolving nature of digital asset innovations and the increasing variety and complexity of digital asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain digital asset offerings for U.S. tax purposes, which could adversely affect our clients and the vitality of our business. Similar uncertainties exist in the foreign markets in which we operate with respect to direct and indirect taxes, and these uncertainties and potential adverse interpretations of tax law could impact the amount of tax we and our non-U.S. clients are required to pay, and the vitality of our custody platform outside of the United States.

There can be no assurance that the IRS, U.S. state revenue agencies, or other foreign tax authorities will not alter their respective positions with respect to digital assets in the future or that a court would uphold the treatment set forth in existing guidance. It also is unclear what additional tax authority positions, regulations, or legislation may be issued in the future on the treatment of existing digital asset transactions and future digital asset innovations under U.S. federal, U.S. state or foreign tax law. Any such developments could result in adverse tax consequences for holders of digital assets and could have an adverse effect on the value of digital assets and the broader digital assets markets. Future technological and operational developments that may arise with respect to digital assets may also increase the uncertainty with respect to the treatment of digital assets for U.S. and foreign tax purposes. The uncertainty regarding tax treatment of digital asset transactions impacts our clients and could impact our business, both domestically and abroad.

We are subject to a complex framework of U.S. and non-U.S. laws, rules and regulations. The expansion of our global footprint may lead to heightened scrutiny by both U.S. and foreign regulatory and governmental bodies, potentially resulting in inquiries, investigations or enforcement actions.

Our business is subject to extensive laws, rules, regulations, policies, orders, determinations, directives, treaties, and legal and regulatory interpretations and guidance in the markets in which we operate, including those governing financial services and banking, federal government contractors, trust companies, securities, broker-dealers and alternative trading systems, commodities, credit, digital asset custody, exchange, transfer, cross-border and domestic money and digital asset transmission, commercial lending, usury, foreign currency exchange, privacy, data governance, data protection, cybersecurity, fraud detection, payment services (including payment processing and settlement services), consumer protection, escheatment, antitrust and competition, bankruptcy, tax, anti-bribery, economic and trade sanctions, anti-money laundering and counter-terrorist financing. Many of these legal and regulatory regimes were adopted prior to the advent of digital assets and related technologies. As a result, some applicable laws and regulations do not contemplate or address unique issues associated with the digital asset economy, are subject to significant uncertainty and vary widely across U.S. federal, state, and local and international jurisdictions. In addition, because we have offered and will continue to offer a variety of innovative products and services to our clients, many of our offerings are subject to significant regulatory uncertainty and we from time-to-time face regulatory inquiries regarding our current and planned products.

The financial services industry is among the most extensively regulated industries in the United States. We are subject to numerous state and federal laws and regulations of general application. It is very difficult to predict the future impact of any legislative and regulatory requirements affecting our business and our clients’ businesses. Our businesses may require regulatory licenses and qualifications that we do not currently have and that may be costly and time-consuming to obtain and, if obtained, may subsequently be revoked. Although we have the authorizations and licenses that we believe are necessary to operate our business in all material respects, with respect to certain jurisdictions, we take the view that we are not conducting regulated activities requiring specific licenses. The relevant regulators in such jurisdictions may take a different view, and changes in regulators’ interpretation of existing licensing statutes or regulations, or disagreement by a regulatory authority with our interpretation of such statutes or regulations, could require additional registrations or licenses, limit certain of our business activities until they are appropriately licensed, and expose us to financial penalties or other non-monetary penalties, or could damage our reputation. In addition, from time to time, we may apply for additional licenses and qualifications that we believe are necessary to operate our business in a particular jurisdiction. For example, we have applied for registration as a “reporting entity” with the Financial Intelligence Unit of India, a virtual asset service provider license with the Korea Financial Intelligence Unit and a virtual asset service provider license and related AML registration with the Financial Supervisory Commission of Taiwan. There is no guarantee that we will be able to ultimately obtain the licenses and qualifications for which we have applications pending on a timely basis or at all, and any failure or delay of receiving such licenses and qualifications could require additional time and resources, limit certain of our business activities until such licenses and qualifications are obtained, delay or preclude planned expansions of business opportunities and result in reputational harm.

We offer custody solutions through the BitGo Trust Companies. BitGo B&T is a national trust bank chartered and regulated by the Office of the Comptroller of the Currency (“OCC”) and BitGo New York Trust Company LLC is a qualified custodian regulated by the NYDFS. NYDFS regulations impose various compliance requirements including, without limitation, operational limitations related to the nature of digital assets we can hold under custody, capital requirements, BSA and anti-money laundering program requirements, affiliate transaction limitations, and notice and reporting requirements. In December 2025, BitGo Trust Company, Inc. received approval from the OCC to convert to a national trust bank and completed such conversion to BitGo B&T in December 2025. As a result, BitGo B&T is subject to supervision, examination and enforcement by the OCC, which differs from some degree from the state-level regulatory framework applicable to its prior South Dakota Trust charter. For example, OCC supervision subjects the bank to federal prudential standards and more comprehensive oversight and regulations relating to capital requirements, liquidity, risk management, BSA and anti-money laundering program and other compliance requirements, governance and business plan execution, and may require prior regulatory approval or non-objection for certain activities or changes in operations. In addition, the OCC's approval sets forth certain conditions and requirements that must be satisfied over the next few years. If we fail to achieve or satisfy any of such conditions or requirements, the OCC may modify, suspend or rescind such approval or could otherwise exercise its supervisory, regulatory or examination authorities under applicable law and regulations.

Our subsidiary, BitGo Technologies LLC is registered as money service businesses with FinCEN and has money transmitter licenses in a number of states. This subsidiary has also applied for a number of money transmitter and other licenses in various U.S. states. As a MSB, BitGo Technologies LLC is subject to the applicable anti-money laundering rules and any other laws and regulations applicable to a MSB. Furthermore, a number of U.S. states have adopted specific statutory provisions, or have issued guidance, regarding the treatment of virtual currencies under the money transmitter requirements of such state, and California has enacted the Digital Financial Assets Law , which will come into effect on July 1, 2026.

Portum Capital LLC, our broker-dealer subsidiary, is subject to regulatory restrictions and requirements imposed by the SEC, FINRA, state securities regulators, and other relevant governmental authorities and self-regulatory organizations in the jurisdictions in which we operate. U.S. government agencies and self-regulatory organizations, including U.S. state securities commissions, are empowered to enforce the regulatory restrictions and requirements applicable to us and conduct administrative proceedings that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer from registration or membership. As a broker-dealer, Portum Capital LLC is subject to periodic examinations and investigations by applicable regulators and is required to implement applicable regulatory requirements, such as the establishment of AML compliance programs, customer identification procedures and beneficial ownership identification procedures.

Our cross-border global business activities expose us to a complex set of rules related to the financial services sector including those related to sanctions, anti-money laundering, export and clients, and virtual asset service provider rules. These legal obligations impose both an affirmative administrative compliance expense, as well as costs associated with examination, audits, inquiries, and potential enforcement actions. For example, the EU-level legislation imposing additional regulatory requirements in relation to digital asset-related activities is expected in the near term, such as with the adoption of the MiCA, the provisions of which entered into full application as of December 30, 2024. On May 12, 2025, we announced that our subsidiary BitGo Europe GmbH obtained a MiCA license from BaFIN to provide digital asset services in the EU. Among other provisions, MiCA introduces a comprehensive authorization and compliance regime for crypto asset service providers and a disclosure regime for the issuers of certain digital assets. Certain of our subsidiaries are registered in a number of other foreign jurisdictions and subject to oversight by the applicable regulators, including the Monetary Authority of Singapore, the Danish Financial Supervisory Authority and the Dubai Virtual Asset Regulatory Authority (“VARA”). Maintaining and renewing any of these licenses, qualifications and approvals could impose substantial costs, delay or preclude planned expansions of business activities, require significant and costly operational changes, impose restrictions, limitation or additional requirements on our business, products and services, or prevent us from providing our products or services in any given market. In addition, we could be subject to fines, enforcement actions and litigation if we are found to violate any of the requirements of such licenses, qualifications and approvals. There can be no assurance that we will be able to (or decide to) continue to apply for or obtain any such licenses, renewals, qualifications and approvals in any jurisdictions. Non-U.S. regulators overseeing financial services, digital assets, and related technologies outside the United States often impose different and potentially conflicting obligations on us, as well as broader liability. For instance, we operate, offer and market services or provide services to clients in certain jurisdictions where the regulatory landscape is rapidly evolving and highly uncertain, and in which the applicability of pertinent regulations may be unclear. We do so based on our analysis that the legal and regulatory requirements in the relevant jurisdiction do not require licensing or authorization. It is possible, however, that relevant governmental bodies and regulators may disagree with our conclusions. Additionally, from time to time, we may establish or expand relationships or enter into contractual agreements with counterparties that are subject to increased regulatory attention or oversight. As a result, certain of our regulators may seek to intervene and assert their jurisdiction or impose additional scrutiny over such relationships or take other adverse actions toward us (and we may seek to challenge such actions if we believe such actions are not grounded in law or regulation), which may lead to increased compliance costs and potential adverse regulatory consequences that might delay or compel us to abandon these commercial relationships. To the extent we have not complied with such laws, rules, and regulations, or regulators, courts, or other authorities take the view that we have not complied with such laws, rules, and regulations, we could be subject to significant fines, revocation of licenses, limitations on our products and services, reputational harm, and other regulatory consequences, each of which may be significant and could adversely affect our business, results of operations, financial condition, and prospects.

Moreover, our cross-border activities impact our compliance obligations from U.S.-based financial service laws. For instance, we are required to comply with laws and regulations related to economic sanctions and export controls enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce’s Bureau of Industry and Security, and U.S. anti-money laundering and counter-terrorist financing laws and regulations, enforced by FinCEN and certain state financial services regulators. While we employ internal controls for AML compliance, there can be no guarantee that our compliance program will prevent exposure to money laundering risks. U.S. sanctions and export control laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, as well as targeted sanctions with persons, entities, and governments identified on certain prohibited party lists. We employ a risk-based, jurisdictional screening control program to prohibit dealings with persons in sanctioned jurisdictions or designated individuals. Further, we prevent the movement of digital assets into blockchain addresses that have been designated by OFAC or certain foreign authorities. Nonetheless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. For instance, in December 2020, we reached an agreement with OFAC to resolve certain civil claims relating to apparent violations of multiple sanctions programs and apparent deficiencies related to our sanctions compliance controls. Under the terms of the settlement, we agreed to, among other things, remit to OFAC a non-material monetary penalty and the implementation of remedial measures (including the hiring of a Chief Compliance Officer and implementation of a sanctions compliance policy). While we continue to routinely review our sanctions compliance policy and make updates to our procedures, as appropriate, there can be no assurance that our internal controls, policies and procedures will be completely effective or that we will not be subject to further penalties or enforcement actions. Any such future actions could result in operational restrictions, reputational harm or financial fines, which could significantly and adversely affect our business, financial condition and operating results.

Due to our business activities, we are subject to ongoing examinations, oversight and reviews and currently are, and expect in the future to be, subject to investigations and inquiries, by U.S. federal and state regulators and foreign financial service regulators, many of which have broad discretion to audit and examine our business. We are periodically subject to audits and examinations by these regulatory authorities. As a result of findings from these audits and examinations, regulators have required us, and may in the future require us, to take certain actions, including amending, updating or revising our compliance measures from time to time, limiting the kinds of clients that we provide services to, changing, terminating or delaying our licenses, introducing new products and services, and undertaking further external audit or being subject to further regulatory scrutiny, including investigations and inquiries. We have received, and may in the future receive, examination reports citing violations of rules and regulations, inadequacies in existing compliance programs, and requiring us to enhance certain practices with respect to our compliance program, including due diligence, monitoring, training, reporting, and recordkeeping. Implementing appropriate measures to properly remediate these examination findings may require us to incur significant costs, and if we fail to properly remediate any of these examination findings, we could face civil litigation, significant fines, damage awards, forced removal of certain employees including members of our executive team, barring of certain employees from participating in our business in whole or in part, revocation of existing licenses, limitations on existing and new products and services, reputational harm, negative impact to our existing relationships with regulators, exposure to criminal liability or other regulatory consequences.

Various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to digital assets and the digital asset economy generally, and digital asset platforms in particular. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the digital asset economy as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain digital asset transactions, as has occurred in certain jurisdictions in the past. If we are unable to comply with any new requirements, our ability to offer our products and services in their current form may be adversely affected.

The complexity of U.S. federal and state and international regulatory and enforcement regimes, coupled with the global scope of our operations and the evolving global regulatory environment, could result in a single event prompting a large number of overlapping investigations and legal and regulatory proceedings by multiple government authorities in different jurisdictions. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brand and business, and adversely affect our operating results and financial condition. Due to the uncertain application of existing laws and regulations, it may be that, despite our regulatory and legal analysis concluding that certain products and services are currently unregulated, such products or services may indeed be subject to financial regulation, licensing, or authorization obligations that we have not obtained or with which we have not complied. As a result, we are at a heightened risk of enforcement action, litigation, regulatory, and legal scrutiny which could lead to sanctions, cease and desist orders, or other penalties and censures which could significantly and adversely affect our continued operations and financial condition.

Our platform may be exploited to facilitate illegal activity such as fraud, money laundering, sanctions violations, illicit gambling, market manipulation, tax evasion and scams.

Our platform may be exploited to facilitate illegal activity including fraud, money laundering, sanctions violations, illicit gambling, tax evasion and scams. In connection therewith, we are exposed to heightened risks related to potential violations of trade sanctions, including OFAC regulations, and anti-money laundering and counter-terrorist financing laws, which, among other things, impose strict liability for transacting with prohibited persons. We have transaction monitoring programs intended to identify and reduce any attempted misuse of our platform. We also contractually limit our liability for certain claims caused by our clients’ actions or inactions that result in losses due to fraud, money laundering, sanctions violations, illicit gambling and other related impermissible activity. Nonetheless, fraudulent and illegal transactions and prohibited status could be difficult or impossible for us or our third-party service providers to detect in some circumstances. The use of our platform for illegal or improper purposes could subject us to claims, individual and class action lawsuits, and government and regulatory investigations, prosecutions, enforcement actions, inquiries or requests that could result in significant liability and reputational harm for us. Moreover, certain activities that may be legal in one jurisdiction may be illegal in another jurisdiction, and certain activities that are at one time legal may in the future be deemed illegal in the same jurisdiction. As a result, there is significant uncertainty and costs associated with detecting and monitoring transactions for compliance particularly as it relates to our clients’ use of our platform.

Risks associated with digital assets present novel legal challenges in many jurisdictions. In particular, the ability to conduct transactions without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain digital asset transactions, and encryption technology that anonymizes these transactions make digital assets susceptible to both illegal activity and irreparable harm. U.S. federal and state and foreign regulatory authorities and law enforcement agencies, and various state securities and financial regulators have taken and continue to take legal action against persons and entities alleged to be engaged in fraudulent schemes or other illicit activity involving digital assets.

While we believe that our risk management and compliance framework is designed to detect significant illicit activities conducted by our potential or existing clients, we cannot ensure that we will be able to detect all illegal activity on our platform. Our support and/or integration with DeFi native or transaction-shielding networks may result in greater susceptibility to unlawful activity. While to date, such illegal or fraudulent activity has not had a material impact on our business, operating results, financial condition or cash flows, future illegal activity may have an adverse impact on our business, operating results, financial condition or cash flows and our efforts to identify and remedy such illegal or fraudulent activity may not be successful. If any of our clients use our platform to further such illegal activities, our business could be adversely affected.

As our business continues to grow and the digital asset industry and associated technology continues to develop, we will need to continue strengthening our internal controls and procedures and ensure that our third-party service providers do the same. Our success and the success of our product offerings require significant confidence in our and our third-party service providers’ ability to properly custody and manage digital asset balances and handle large and growing transaction volumes and amounts of client funds. Any material failure by us or such third-party service providers to maintain the necessary controls, policies, safeguarding procedures, perceived or otherwise, or to manage the digital assets we or they hold for or on behalf of our clients or for our own investment and operating purposes could also adversely impact our business, operating results and financial condition. Further, any material failure by us or our third-party service providers to maintain the necessary controls or to manage clients’ digital assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm, significant financial losses, lead clients to discontinue or reduce their use of our and our third-party service providers’ products and services, and result in significant penalties and fines and additional restrictions, which could adversely impact our business operating result and financial condition.

Many of the digital assets in which we facilitate trading are subject to regulatory authority by the CFTC. Any fraudulent or manipulative activity involving a digital asset occurring on our platform could subject us to increased regulatory scrutiny, regulatory enforcement and litigation. As a result, the CFTC has general enforcement authority to police against market manipulation and fraud in at least some spot digital asset markets. We support our clients’ ability to launch and distribute native project tokens across the digital asset economy. Where such projects or other initiatives engage in unlawful activity, we may be subject to CFTC investigations, inquiries, enforcement action and similar actions by other regulators, government agencies and civil litigation. Such investigations, inquiries, enforcement actions or litigation may cause us to incur substantial costs and could result in negative publicity.

We are, and may continue to be, subject to litigation, including individual and class action lawsuits, as well as investigations and enforcement actions by regulators and governmental authorities that are often expensive and time consuming.

We have been, currently are, and may from time to time become subject to claims, arbitrations, individual and class action lawsuits with respect to a variety of matters, including employment, consumer protection, advertising and securities. In addition, we have been, currently are and may from time to time become subject to, government and regulatory investigations, inquiries, actions or requests, other proceedings and enforcement actions alleging violations of laws, rules, and regulations, both foreign and domestic. Note 13 — Commitments and Contingencies of the Notes to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The scope, determination, and impact of claims, lawsuits, government and regulatory investigations, enforcement actions, disputes, and proceedings to which we are subject cannot be predicted with certainty, and may result in:

•substantial payments to satisfy judgments, fines or penalties;

•substantial outside counsel, advisor, and consultant fees and costs;

•substantial administrative costs, including arbitration fees;

•additional compliance and licensure requirements;

•loss or non-renewal of existing required licenses or governmental authorizations, or prohibition from or delays in obtaining additional required licenses or authorizations;

•loss of productivity and high demands on employee time;

•criminal sanctions or consent decrees;

•termination of certain employees, including members of our executive team;

•barring of certain employees from participating in our business in whole or in part;

•orders that restrict our business or prevent us from offering certain products or services;

•changes to our business model and practices;

•delays to planned transactions, product launches or improvements; and

•damage to our brand and reputation.

Regardless of the outcome, any such matters can have an adverse impact, which may be material, on our business, operating results or financial condition because of legal costs, diversion of management resources, reputational damage and other factors.

Failures or vulnerabilities in DeFi protocols we support or integrate with could lead to client losses and regulatory challenges.

Our custody and staking solutions increasingly involve DeFi protocols, which are susceptible to smart contract exploits, governance failures, liquidity crises, or operational disruptions, as evidenced by events such as the 2022 Terra/LUNA collapse. If DeFi protocols we support or integrate with fail, client assets could be lost, inaccessible or devalued, leading to disputes, litigation or reputational harm. Additionally, the regulatory ambiguity surrounding DeFi exposes us to potential enforcement actions or retroactive compliance obligations, which could restrict our service offerings or increase costs. Technical complexities in integrating with DeFi protocols may also introduce vulnerabilities or compatibility issues to our platform, impairing its reliability. Any failure to manage DeFi-related risks could materially and adversely affect our business, operating results, financial condition and prospects.

Vulnerabilities in cross-chain bridges or interoperability protocols could result in asset losses and operational disruptions.

We facilitate custody and transactions involving cross-chain assets, such as WBTC, which rely on third-party cross-chain bridges and interoperability protocols that we do not control. These systems are frequent targets for hacks, misconfigurations, or liquidity shortages, as demonstrated by the 2022 Nomad bridge exploit. A compromise in a bridge or protocol could lead to the loss, theft or inaccessibility of client assets, triggering financial losses, client disputes and reputational harm. Additionally, governance disputes, protocol upgrades or technical failures in interoperability protocols could disrupt our ability to process cross-chain transactions, reducing service reliability. Client misunderstandings of cross-chain risks may further lead to claims against us. Any adverse event involving cross-chain operations could materially and adversely affect our business, operating results, financial condition, and prospects.

Risks Related to Stablecoins

Rapid redemption requests on stablecoins we custody, particularly during market shocks or banking disruptions, could harm our operations.

We custody significant volumes of stablecoins, which are subject to rapid redemption requests, particularly during market shocks, banking disruptions, or loss of confidence in the stablecoin ecosystem. Such events could delay client access to funds and lead to operational challenges, client disputes or reputational harm. Our role in bankruptcy distributions, such as those for FTX and Mt. Gox, may heighten this risk, as large-scale redemptions are tied to these proceedings. While we maintain robust operational protocols, extraordinary redemption pressures could exceed our capacity, resulting in delays, financial losses or regulatory scrutiny. Any failure to manage rapid redemption requests effectively could materially and adversely affect our business, operating results, financial condition and prospects.

Instability in other stablecoins could reduce trust in the stablecoins we custody, leading to operational and reputational challenges.

Instability or failure of major stablecoins, such as USDT, could trigger a broader loss of confidence in the stablecoin ecosystem, including stablecoins we custody. Such general loss of confidence in stablecoins could lead to increased redemption demands and operational challenges as clients seek to exit stablecoin positions. Even if the stablecoins we custody remain fundamentally sound, market-wide distrust could reduce their usage, impair their value and disrupt our custody, trading, or settlement services. This could result in financial losses, client disputes, regulatory scrutiny and reputational damage. Our inability to mitigate the effects of a general loss of confidence in stablecoin could materially and adversely affect our business, operating results, financial condition and prospects.

The adoption of central bank digital currencies (“CBDC”) could diminish demand for stablecoins, reducing our custody and related service revenues.

The global rise of central bank digital currencies could reduce demand for stablecoins we custody, as governments and financial institutions may promote CBDCs as alternatives to privately issued stablecoins. This shift could lead to decreased client activity in stablecoin custody, trading and settlement services, resulting in reduced revenue and market share. Adapting to a CBDC-dominated market may require significant investments in new infrastructure or services, and such attempts to adapt may not be successful or cost-effective. Additionally, regulatory preferences for CBDCs could result in increased restrictions on stablecoin operations, further limiting their utility. Any significant reduction in stablecoin demand due to CBDC adoption could materially and adversely affect our business, operating results, financial condition and prospects.

The GENIUS Act amends the U.S. federal securities laws to explicitly exclude from the definition of “security” payment stablecoins issued by PPSIs.

The GENIUS Act amends the U.S. federal securities laws to exclude from the definition of “security” payment stablecoins issued by PPSIs. While the GENIUS Act has been signed into law, these amendments to the U.S. federal securities laws will not occur until the GENIUS Act comes into effect on the earlier of January 18, 2027 or 120 days after the primary federal payment stablecoin regulators issue any final regulations implementing the GENIUS Act. Until that time for payment stablecoins issued by PPSIs, and indefinitely for payment stablecoins that are not issued by PPSIs the key statutory provisions relevant to payment stablecoins remain unchanged.

As a result, until such date, we will continue to rely on our conclusion that the stablecoins we service are not securities under the current U.S. federal securities laws. We believe our conclusion has been further strengthened by a statement on April 4, 2025 by the SEC’s Division of Corporation Finance on the status of “Covered Stablecoins” under the U.S. federal securities laws. We acknowledge, however, that a court, state regulators, state attorneys general, or other regulatory authorities could take a different view. If stablecoins we custody are classified as securities, we may be required to register as a broker-dealer with the SEC and FINRA, or comply with similar regulations in foreign jurisdictions. Obtaining and maintaining such registrations would entail significant compliance costs, including capital requirements, reporting obligations and ongoing regulatory oversight. Failure to secure necessary registrations could result in service interruptions, limiting our ability to facilitate stablecoin transactions and reducing client access to these services. Even if registrations are obtained, the increased regulatory burden could divert resources from other business priorities and impair our competitive position. Any disruption or cost associated with broker-dealer registration requirements could materially and adversely affect our business, operating results, financial condition and prospects.

Supporting yield-bearing digital assets could introduce regulatory, competitive and operational challenges, impacting our stablecoin and custody solutions.

Our custody and facilitation of yield-bearing digital assets, such as staked assets or other income-generating tokens, could expose us to regulatory compliance burdens, including potential securities law violations or anti-money laundering requirements. Regulators may impose restrictions or penalties if these assets are deemed to involve unregistered securities or non-compliant financial activities. Additionally, competition from other platforms offering similar yield-bearing products could pressure our pricing or market share. Operationally, managing these assets requires complex infrastructure to ensure security, accurate yield distribution and regulatory compliance, increasing costs and risks associated with errors or breaches. Any regulatory, competitive or operational challenges related to yield-bearing digital assets could disrupt our stablecoin and custody solutions, harm our reputation and materially and adversely affect our business, operating results, financial condition and prospects.

Reliance on third-party reserve management for stablecoins we custody, including any lack of transparency regarding stablecoin reserves, could expose us to risks of unsound practices, redemption unavailability or other mismanagement harming client confidence and our operations.

We custody significant volumes of stablecoins, which rely on third-party issuers, managers, custodians and other similar intermediaries responsible for managing the reserves of fiat currency, treasuries or other assets held in such reserves necessary to maintain their value peg. Mismanagement, insolvency, unavailability or inadequate transparency of or relating to these reserve funds, whether due to fraud, operational failures, significant and concentrated redemption requests or regulatory actions, could undermine the value or redeemability of stablecoins we custody, leading to client losses, redemption delays or disputes, as seen in historical stablecoin controversies. Such incidents could impair the value or redeemability of stablecoins we custody, resulting in loss of client confidence, reduction in stablecoin usage and regulatory scrutiny or litigation against us, even if we are not directly responsible for the reserves. Additionally, our limited control over third-party reserve audits or issuer practices heightens our exposure to these risks. Regulatory scrutiny of stablecoin reserves could further impose restrictions or compliance costs, disrupting our operations. Reputational harm from perceived association with mismanaged reserves could further impair our ability to attract or retain clients. Any issues with third-party reserve management, soundness of reserve funds, or general adverse developments relating to stablecoin reserves could materially and adversely affect our business, operating results, financial condition and prospects.

Lack of SIPC protection for stablecoins we custody could reduce client trust and demand, particularly in the event of broker-dealer failures.

Unlike securities held by broker-dealers, stablecoins we custody are not protected by the Securities Investor Protection Corporation (“SIPC”), which provides coverage for certain assets in the event of a broker-dealer’s failure. As such, failure of our custodial services without SIPC coverage may cause clients to face delays or losses in recovering their assets, reducing trust in our custody solutions. This lack of protection could deter institutional and retail clients from using our platform, particularly during periods of market instability or high-profile broker-dealer insolvencies. Decreased demand for our custody solutions could lead to reduced revenue and market share. Any erosion of client confidence due to the absence of SIPC protection could materially and adversely affect our business, operating results, financial condition and prospects.

Risks Related to Cybersecurity, Data Privacy, and Information Technology

We, our clients or third parties we rely on may be victims of cyberattacks and security breaches.

Our business involves the collection, storage, processing, and transmission of confidential information, client, employee, service provider, and other personal data, as well as keys and information required to access client assets. We have in the past experienced, and may in the future experience, cyber incidents involving unauthorized access to such systems or data. Our reputation is founded on digital asset security, custody, and liquidity and providing the operational backbone for clients across the world. As a result, any actual or perceived loss of keys or security breach of us or our third-party partners may:

•harm our reputation and brand;

•result in our systems or services being unavailable and interrupt our operations;

•result in improper disclosure of data and violations of applicable privacy and data protection laws;
•result in significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, and financial exposure;

•cause us to incur significant remediation costs;

•lead to theft or irretrievable loss of our or our clients’ fiat currencies or digital assets;

•reduce client confidence in, or decrease client use of, our products and services;

•divert the attention of management from the operation of our business;

•result in significant compensation or contractual penalties payable by us to our clients or third parties as a result of losses to them or claims by them; and

•adversely affect our business, operating results, and financial condition.

Further, any actual or perceived breach or cybersecurity attack directed at other financial institutions or digital asset companies, whether or not we are directly impacted, could lead to a general loss of client confidence in the digital asset economy or in the use of technology to conduct financial transactions, which could negatively impact the market perception of the effectiveness of our security measures and technology infrastructure.

Attacks upon systems, including websites, mobile applications, and infrastructure of companies across a variety of industries, including the digital asset industry, large merchants, businesses, technology companies, financial institutions, and government institutions, have increased over time and are expected to further increase in the future in their frequency, persistence, and sophistication. In many cases, these attacks are being conducted by sophisticated, well-funded, and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including clients’ personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. Certain types of cyberattacks could harm us even if our systems are left undisturbed. For example, attacks may be designed to deceive employees and service providers into releasing control of our systems to a hacker, while others may aim to introduce computer viruses or malware into our systems with a view to stealing client funds, or confidential or proprietary data. Additionally, certain threats are designed to remain dormant or undetectable until launched against a target, and we may not be able to implement adequate preventative measures.

Although we have developed and expect to continue to expend significant resources to bolster systems and processes designed to protect the data we manage, prevent data loss and other security breaches, and effectively respond to known and potential risks, there can be no assurance that these security measures will provide absolute security or prevent breaches or attacks. We have experienced from time to time, and may experience in the future, breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities, or other irregularities. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our clients, partners, and third-party service providers, through various means, including hacking, social engineering, phishing, and attempting to fraudulently induce individuals (including employees, service providers, and our clients) into disclosing usernames, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems and clients’ digital assets. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. Certain threat actors may be supported by significant financial and technological resources, resulting in enhanced sophistication and detection avoidance. We may also acquire companies that expose us to unexpected security risks or increase costs to improve the security posture of the acquired company. As a result, our costs and the resources we devote to protecting against these advanced threats and their consequences may continue to increase over time. There are also inherent security weaknesses in some digital assets, such as when creators of certain digital asset networks use procedures that could allow hackers to counterfeit tokens. Any weaknesses identified with a digital asset could adversely affect its price, security, liquidity, and adoption. If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the compute or staking power on a digital asset network, as has happened in the past, it may be able to manipulate transactions, which could cause financial losses to asset holders, damage the network’s reputation and security, and adversely affect its value.

Although we maintain insurance coverage for certain cybersecurity events, such coverage may be insufficient to protect us against all losses, disruptions, or liabilities stemming from security breaches, cyberattacks, and other types of unlawful activity, or any resulting disruptions or data theft and loss from such events. Such coverage may also be insufficient to fully cover our losses stemming from such unlawful activities. Outages and disruptions of our platform, including any caused by cyberattacks, may harm our reputation, business, operating results, and financial condition.

Insider threats or physical security breaches targeting our key management processes could compromise client assets.

Our custodial services depend on secure key management, including multi-sig wallets and cold storage systems. Insider threats, such as employee or contractor misconduct, or physical security breaches, such as theft or coercion targeting cold storage facilities, could compromise private keys or key shards, resulting in the loss or theft of client assets. Additionally, failures in key recovering processes due to human error, technical issues, or inadequate backups could render client assets permanently inaccessible. Such incidents could lead to significant financial losses, client disputes, litigation, regulatory scrutiny, and reputational harm. While we implement stringent security measures, no system is entirely immune to insider or physical threats. Any compromise of our key management processes could materially and adversely affect our business, operating results, financial condition, and prospects.

We are subject to laws, regulations, and industry requirements related to data privacy, data protection and information security, and user protection across different markets where we conduct our business, including in the U.S., European Economic Area (the “EEA”), and Asia-Pacific region, and industry requirements and such laws, regulations, and industry requirements are constantly evolving and changing.

Various local, state, federal, and international laws, directives, and regulations apply to our collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations are subject to uncertainty and continue to evolve in ways that could adversely affect our business, operating results, and financial condition. These laws have a substantial impact on our operations both outside and in the United States, either directly or as a data processor and handler for other businesses or clients. Any actual or perceived failure to comply with such laws, regulations, and industry requirements, or our privacy policies, could harm our business, operating results, and financial condition.

In the United States, state and federal lawmakers and regulatory authorities have increased their attention on the collection and use of user data and various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Gramm Leach Bliley Act (“GLBA”), 23 N.Y.C.R.R. Part 500 in New York (“Part 500”), and other state laws relating to privacy and data security that apply in general or that apply to the provision of financial services. GLBA requires financial institutions to explain their information sharing practices to their clients and to safeguard sensitive data. Part 500 requires financial institutions regulated by the New York Department of Financial Services to implement cybersecurity controls and program elements to protect such institutions’ information technology systems and nonpublic information. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, California has enacted the California Consumer Privacy Act (as amended, the “CCPA”).

The CCPA requires covered companies to, among other things, provide disclosures to individuals in California, and affords such individuals new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation.

In addition, other U.S. states have proposed or enacted laws that contain obligations similar to the CCPA that have taken effect or will take effect in coming years. We cannot fully predict the impact of recently proposed or enacted laws or regulations on our business or operations, but compliance may require us to modify our data processing practices and policies incurring costs and expense. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, it may require costly and difficult efforts to achieve compliance with such laws. Our failure or perceived failure to comply with state privacy laws or regulations passed in the future could adversely affect our business, operating results, and financial condition.

Additionally, many foreign countries and governmental bodies, including India, Canada, the UK, Germany, Switzerland, Spain, Poland, Greece, the United Arab Emirates, Singapore and South Korea, and numerous other jurisdictions in which we operate or conduct our business, have evolving laws and regulations concerning the collection, use, processing, storage, and deletion of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct, and delete personal data stored or maintained by such companies, inform individuals of security breaches that affect their personal data, require that certain types of data be retained on local servers within these jurisdictions, and, in some cases, obtain individuals’ affirmative opt-in consent to collect and use personal data for certain purposes.

We are subject to both the EU’s and the UK’s General Data Protection Regulation (collectively, the “GDPR”), which imposes stringent privacy and data protection requirements, and could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. A breach of the GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). For example, if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to €20 million in the EU (£17.5 million in the UK) or 4% of our worldwide annual turnover, whichever is greater. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

The GDPR and Swiss data protection laws impose strict rules on the transfer of personal data out of the E.U., UK, or Switzerland to a “third country,” including the United States, unless particular compliance mechanisms are implemented. The mechanisms that we and many other companies rely upon for such data transfers (for example, standard contractual clauses or the EU-U.S. and Swiss-U.S. Data Privacy Framework (“DPF”) and the UK extension to the DPF) are the subject of legal challenge, regulatory interpretation, and judicial decisions. In the EU and other markets, potential new rules and restrictions on the flow of data across borders could increase the cost and complexity of doing business in those regions. As supervisory authorities continue to issue further guidance on personal data, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.

We are also subject to evolving U.S., EU, and UK privacy laws governing cookies, tracking technologies and e-marketing. In the United States, plaintiffs are increasingly making use of existing laws such as the California Invasion of Privacy Act (the “CIPA”) to litigate use of tracking technologies. Successful lawsuits alleging violations of CIPA can result in statutory penalties of $5,000 per violation. In the EU, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem. Also in the EU, informed consent, including a prohibition on pre-checked consents and a requirement to ensure separate consents for each cookie, is required for the placement of a non-essential cookie or similar technologies on a user’s device and for direct electronic marketing. We have in the past, and may in the future, receive notices of alleged violations under CIPA. As regulators start to enforce and individual plaintiffs increase litigation, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, negatively impact our efforts to understand users, adversely affect our margins, increase costs, and subject us to additional liabilities. There is a risk that as we expand, we may assume liabilities for breaches experienced by the companies we acquire. Additionally, there are potentially inconsistent world-wide government regulations pertaining to data protection and privacy. Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements. For instance, the overall regulatory framework governing the application of privacy laws to blockchain technology is still highly undeveloped and likely to evolve. Further, there are also changes in the regulatory landscape relating to new and evolving technologies. Our failure, or the failure by third-parties, to comply with applicable laws or regulations and to prevent unauthorized access to, or use or release of personal data, or the perception that any of the foregoing types of failure has occurred, even if unfounded, could subject us to audits, inquiries, whistleblower complaints, adverse media coverage, investigations from supervisory authorities, severe criminal or civil sanctions, damage our reputation, or result in fines or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, operating results, and financial condition.

We may experience risk, liabilities or other issues relating to the development and use of AI in our business.

We have recently begun using internally developed and third-party developed AI tools in a limited manner and solely for internal purposes, such as supporting our engineering and software development activities. These tools are not client-facing; over time, we may explore the use of AI in additional areas, including support and service functions. However, any such use would be subject to rigorous internal review, applicable governance policies, and regulatory considerations.

Our competitors or other third parties may adopt AI capabilities more quickly or more effectively than we do, which could adversely impact our ability to compete and affect our business, results of operations, or financial condition. In addition, the use of AI, even in limited internal applications, may give rise to new risks or liabilities, including increased governmental or regulatory scrutiny, litigation exposure, compliance requirements, ethical considerations, and confidentiality or security risks. These risks could, in turn, adversely affect our reputation or business.

Furthermore, laws, regulations, and industry standards applicable to AI are rapidly evolving and may require us or our third-party providers to incur significant costs to modify or enhance our business practices, services and solutions in order to comply with such requirements, which may vary across jurisdictions.

There can be no assurance that any current or future use of AI or machine learning technologies will achieve the desired results, improve efficiency, or otherwise benefit our business. AI systems are complex and may not always operate as intended, and could produce inaccurate, incomplete, or biased outputs that do not match our business goals, do not comply with our policies or those of our regulators, or are otherwise inconsistent with our brand. If any such outputs were to occur, or were alleged to occur, our reputation, business, results of operations, and financial condition could be adversely affected.

We may be unable to prevent or effectively mitigate real or perceived improper use of, disclosure of, or access to sensitive data that we obtain and process.

We obtain and process large amounts of sensitive data, including personal data related to our employees and clients and their transactions, largely due to the requirements of our regulators, such as their names, addresses, social security numbers, visa information, copies of government-issued identification, facial recognition data (from scanning of photographs for identity verification), trading data, tax identification, and bank account information, subjecting us to a complex and evolving array of data privacy laws and regulations in the United States and abroad. These include the CCPA and the Illinois Biometric Information Privacy Act, which impose stringent requirements on how we handle personal information, such as payment data and biometric identifiers, increasing our compliance burden and exposure to potential penalties. We face risks, including to our reputation, in the handling and protection of this data, and these risks will increase as our business continues to expand, including through our acquisition of, and investment in, other companies and technologies. Federal, state, and international laws and regulations governing privacy, data protection, and e-commerce transactions require us to safeguard our clients’, employees’, and service providers’ personal data.

We have administrative, technical, and physical security measures and controls in place and maintain a robust information security program. However, our security measures, those of our vendors or service providers, or the security measures of companies we acquire, may be inadequate or breached as a result of third-party action, employee or service provider error, malfeasance, malware, phishing, hacking attacks, system error, trickery, advances in computer capabilities, new discoveries in the field of cryptography, inadequate facility security or otherwise, which may result in unauthorized access to sensitive information, including personal data, on our systems. We could be the target of a cybersecurity incident, which could result in harm to our reputation and financial losses. Additionally, our clients have been and could in the future be targeted in cybersecurity incidents like an account takeover, which could result in harm to our reputation and financial losses. Moreover, privacy and data protection laws are evolving, and these laws may be interpreted and applied in a manner that is inconsistent with our data handling safeguards and practices that could result in fines, lawsuits, and other penalties, and significant changes to our or our third-party partners’ business practices and products and service offerings.

Our future success depends on the reliability and security of our platform. To the extent that the measures we, any companies we acquire, or our third-party service providers, vendors, or business partners have taken prove to be insufficient or inadequate, or to the extent we discover a security breach suffered by a company we acquire following the closing of such acquisition, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, damages, harm to our reputation, or loss of clients. If our own confidential business information or sensitive client information were improperly disclosed, our business, operating results, and financial condition could be adversely affected. Additionally, a party who circumvents our security measures could, among other effects, misappropriate client information or other proprietary data, cause interruptions in our operations, or expose clients to hacks, viruses, and other disruptions.

Depending on the nature of the information compromised, in the event of a data breach or other unauthorized access to our client data, we may also have obligations to notify clients and regulators about the incident, and we may need to provide some form of remedy, such as a subscription to credit monitoring services, paying significant fines to one or more regulators, or paying compensation in connection with a class-action settlement. Breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. In the United States, the SEC has adopted rules for mandatory disclosure of material cybersecurity incidents suffered by public companies, as well as cybersecurity governance and risk management. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises client data. Any failure or perceived failure by us to comply with these laws may also subject us to enforcement action or litigation, any of which could harm our business. Additionally, the financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we may maintain, and there can be no assurance that the limitations of liability in any of our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above. Any of the foregoing could adversely affect our business, reputation, operating results, and financial condition.

Furthermore, we may be required to disclose personal data pursuant to demands from individuals, regulators, government agencies, and law enforcement agencies in various jurisdictions with conflicting privacy and security laws, which could result in a breach of privacy and data protection policies, notices, laws, rules, court orders, and regulations. Additionally, changes in the laws and regulations that govern our collection, use, and disclosure of client data could impose additional requirements with respect to the retention and security of client data, could limit our marketing activities, and could adversely affect our business, operating results, and financial condition.

Our products and services, information technology systems, or the blockchain networks we support may incur significant service interruptions or degradation that could result in a loss of clients or funds.

Our reputation and ability to attract and retain clients and grow our business depends on our ability to operate our service at high levels of reliability, scalability, and performance, including the ability to process and monitor, on a daily basis, a large number of transactions that occur at high volume and frequencies across multiple systems. Our platform, the ability of our clients to trade, and our ability to operate at a high level, are dependent on our ability to access the blockchain networks underlying the supported digital assets, for which access is dependent on our systems’ ability to access the internet. Further, the successful and continued operations of such blockchain networks will depend on a network of computers, miners, or validators, and their continued operations, all of which may be impacted by service interruptions.

Our systems, the systems of our third-party service providers and partners, and certain digital asset and blockchain networks have experienced from time to time, and may in the future experience, service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, break-ins, sabotage, human error, vandalism, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. In addition, extraordinary site usage or transaction volume could cause our computer systems to operate at an unacceptably slow speed or even fail. Some of our systems, including systems of companies we have acquired or may in the future acquire, or the systems of our third-party service providers and partners, are not fully redundant, and our or their disaster recovery planning may not be sufficient for all possible outcomes or events.

If any of our systems, or those of our third-party service providers, are disrupted for any reason, our products and services may fail, resulting in unanticipated disruptions, slower response times and delays in our clients’ transaction processing, trade execution and processing, failed settlement of trades, incomplete or inaccurate accounting, recording or processing of trades, unauthorized trades, loss of client information, increased demand on limited client support resources, client claims, complaints with regulatory organizations, lawsuits, or enforcement actions. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could harm our business. Significant or persistent interruptions in our services could cause current or potential clients or partners to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our products and services, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our clients or their business partners, these clients or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would be time-consuming and costly for us to address. Problems with the reliability or security of our systems would harm our reputation and the cost of remedying these problems could negatively affect our business, operating results, and financial condition.

Because we are a regulated financial institution in certain jurisdictions, interruptions in the future may result in regulatory scrutiny, and significant or persistent interruptions could lead to significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses or relationships that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.

In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive, time-consuming, and may not be successful. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, it could adversely affect our internal controls (including internal controls over financial reporting), and our business, operating results, and financial condition.

Laws and regulations regarding conflicts of interest associated with the use of predictive data analytics, digital engagement practices, and similar technologies, if adopted and found to be applicable to our business, may require us to modify, limit, or discontinue our use of certain technologies and features contained within our products and services and may adversely impact the way that we interact with existing and prospective customers.

Our products, services and educational offerings incorporate a holistic, client-centric set of digital engagement practices, including: recommendations, incentives, notifications, educational content and relevant news. Our digital engagement practices are primarily designed to promote financial literacy and awareness and to provide clients, users and the general public with the guidance and information to help them make better informed decisions about the digital asset ecosystem. Certain jurisdictions have proposed or are considering laws and regulations regarding conflicts of interest associated with the use of predictive data analytics, digital engagement practices, and similar technologies by broker-dealers, investment advisers and/or other securities market participants. If adopted and found to apply to our business, such laws or regulations may impose obligations on us that may require us to modify, limit, or discontinue our use of certain technologies and features used in connection with our products and services and/or to change the way that we interact with existing and prospective customers, which could adversely affect our business, operating results, and financial condition.

Risks Related to Finance, Accounting and Tax

We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses in the future or otherwise fail to develop and maintain effective internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of NYSE. We expect that the requirements of these laws, rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures, and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting, and other procedures that are designed to ensure information required to be disclosed by us in our financial statements and in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our internal controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

As a public company, we are required to maintain internal control over financial reporting and to evaluate and determine the effectiveness of our internal control over financial reporting. We are not currently required to publish a formal assessment of the effectiveness of our internal control over financial reporting under the SEC rules that implement Section 404 of the Sarbanes-Oxley Act, and will not be required to do so until we file our second Annual Report on Form 10-K, which we expect to file in 2027. In addition, our independent registered accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until we file our second Annual Report on Form 10-K. Accordingly, neither we nor our independent registered public accounting firm were required to, and therefore did not, perform an evaluation of our internal control over financial reporting as of or for any period included in our financial statements included in this Annual Report on Form 10-K, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. However, while preparing the financial statements that are included in this Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified pertained to the lack of effectively designed, implemented, and maintained information technology (“IT”) general controls (logical access to applications and data, software change management including review of reports for third-party service organizations associated with IT systems and related complementary user entity controls maintained by management), over applications that support our financial reporting processes, insufficient manual review controls over key inputs and/or outputs from our applications that support our financial reporting processes, insufficient segregation of duties across financially relevant functions, and lack of sufficient number of qualified personnel within our accounting, finance, and operations functions who possessed an appropriate level of expertise to provide reasonable assurance that transactions were being appropriately recorded and disclosed, including evaluating whether new accounting policies are in accordance with U.S. GAAP. We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel, and related internal controls due, in part, to the rapid growth we have experienced in the past years, which growth placed considerable strains on our IT and accounting systems, processes and personnel.

To address these material weaknesses, as of the date of this Annual Report on Form 10-K management has completed the following remedial actions:

•expanded our resources and personnel with the appropriate level of expertise within our accounting, finance, and operations functions and to implement, monitor, and maintain business processes and IT General Controls (“ITGC”);

•designed, developed and deployed an enhanced ITGC framework, including the implementation of a number of systems, processes, and tools to enable the effectiveness and consistent execution of these controls; and

•hired an outside consultant to help oversee the implementation of and suggest remedial actions.

While management has taken certain remedial actions with respect to the identified material weaknesses, the identified material weaknesses remain un-remediated. Management has developed a plan to remediate the material weaknesses identified, and we expect the implementation of such plan to continue to take place during the remainder of 2026, and to include the following measures:

•continuing to implement ITGCs to support the evaluation, monitoring, and ongoing effectiveness of key application controls, access controls, program changes and key reports;

•implement a process to review third-party attestation reports on financially significant IT applications;

•continuing to implement processes and controls to better manage and monitor our segregation of duties, including enhancing the usage of technology and tools for segregation of duties within the Company’s systems, applications, and tools;

•continuing to enhance manual review controls, as necessary, over key inputs and/or outputs from our applications that support our financial reporting processes; and

•implement controls to assess whether accounting for new or changed revenue streams are consistent with U.S. GAAP.

We may not be able to fully remediate these material weaknesses until these steps have been completed and the internal controls have been operating effectively for a sufficient period of time. In addition, we cannot predict the success of our efforts to remediate these material weaknesses or the outcome of our assessment of the remediation efforts at this time. Additionally, as stated above, we are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Accordingly, we cannot ensure that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when management and our independent registered public accounting firm report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act, beginning with our second Annual Report on Form 10-K after the date of effectiveness of the registration statement on Form S-1 for the listing of our Class A common stock on NYSE. The failure to remediate the material weaknesses described above or the failure to discover and effectively address any other material weaknesses or deficiencies could result in inaccuracies in our financial statements and impair our ability to comply with applicable financial reporting requirements and make SEC and other regulatory filings on a timely basis.

The process of designing and implementing internal control over financial reporting required to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act, and the process and efforts in remediating the material weaknesses described above will be time consuming and costly. In order to improve and maintain the effectiveness of our internal control over financial reporting and our disclosure controls and procedures, included to remediate the material weaknesses discussed above, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. In addition, if during the evaluation and testing process we identify additional material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our stock could be adversely affected and we could become subject to litigation or investigation by NYSE, the SEC, or other regulatory authorities which could require additional financial and management resources.

Further, as a public company, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results, financial condition, and future prospects.

We may be negatively impacted by changes in, or the application of, U.S. and foreign tax laws.

We are subject to complex tax laws and regulations in the United States and a variety of foreign jurisdictions. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws which could increase our future income tax provision. For example, our future income tax obligations could be adversely affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and by earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, by changes in the amount of unrecognized tax benefits, or by changes in tax laws, regulations, accounting principles, or interpretations thereof, including changes with possible retroactive application or effect.

Our determination of our tax liability is subject to review and may be challenged by applicable U.S. and foreign tax authorities. Any adverse outcome of such a challenge could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. Furthermore, as we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views with respect to, among other things, the characterization and source of income or other tax items, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. The taxing authorities of the jurisdictions in which we operate may challenge our tax treatment of certain items or the methodologies we use for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

Further, any changes in the tax laws governing our activities may increase our tax expense, the amount of taxes we pay, or both. For example, the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), enacted on August 16, 2022, amended the U.S. federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year. In addition, over the last several years, the Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project that, if implemented, would change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. As of December 2024, over 140 countries have approved a framework that imposes a minimum tax rate of 15%, among other provisions. As this framework is subject to further negotiation and implementation by each member country, the timing and ultimate impact of any such changes on our tax obligations are uncertain. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax, impose new limitations on deductions, credits or other tax benefits, or make other changes that could impact our cash flows and adversely affect our business, operating results, and financial condition.

In addition, the IRS has yet to issue guidance on a number of important issues regarding the tax treatment of digital assets and the products we provide to our clients and from which we derive our income. In the absence of such guidance, we will take positions with respect to any such unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance.

We also are subject to non-income taxes, such as payroll, sales, use, value-added, digital services, net worth, property, and goods and services taxes in the United States and various foreign jurisdictions. Specifically, we may be subject to new allocations of tax as a result of increasing efforts by certain jurisdictions to tax activities that may not have been subject to tax under existing tax principles. Companies such as ours may be adversely impacted by such taxes. Tax authorities may disagree with certain positions we have taken. As a result, we may have exposure to additional tax liabilities that could adversely affect our business, operating results, and financial condition.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may harm our operating results in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

Our ability to use our deferred tax assets may be subject to certain limitations under U.S. or foreign law.

Realization of our deferred tax assets, valued for the years ended December 31, 2025 and 2024, at $27.4 million and $28.9 million, respectively, and our valuation allowance valued for the years ended December 31, 2025 and 2024 at $8.2 million and $7.5 million, respectively, in the form of future domestic or foreign tax deductions, credits or other tax benefits, will depend on future taxable income, and there is a risk that some or all of such tax assets could be subject to limitation or otherwise unavailable to offset future income tax liabilities, all of which could adversely affect our operating results. For example, future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which could limit our use of such tax assets in certain circumstances. Similarly, additional changes may be made to U.S. (federal and state) and foreign tax laws which could further limit our ability to fully utilize these tax assets against future taxable income.

Under the Inflation Reduction Act, our ability to utilize tax deductions or losses from prior years may be limited by the imposition of the 15% minimum tax if such minimum tax applies to us. Therefore, we may be required to pay additional U.S. federal income taxes despite any available tax deductions, U.S. federal net operating loss carryforwards, credits, or other tax benefits that we may accumulate.

Based on the available objective evidence, including the Company’s limited operating history and losses, we believe it is more likely than not that our deferred tax assets will not be fully realized. Accordingly, we have applied a valuation allowance against all of our U.S. deferred tax assets at December 31, 2025 and 2024.

If our estimates or judgment relating to our critical accounting estimates prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of expenses that are not readily apparent from other sources. Significant estimates and judgments that comprise our critical accounting estimates involve general revenue recognition. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for more information. Our business, operating results, and financial condition could be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to differ from the expectations of analysts and investors, resulting in a decline in the trading price of our Class A common stock.

Our consolidated balance sheets may not contain sufficient amounts or types of regulatory capital to meet the changing requirements of our various regulators worldwide.

We are required to possess sufficient financial soundness and strength to adequately support our regulated subsidiaries. We may from time to time incur indebtedness and other obligations which could make it more difficult to meet these capitalization requirements or any additional regulatory requirements. In addition, although we are not a bank holding company for purposes of U.S. law or the law of any other jurisdiction, as a global provider of financial services and in light of the changing regulatory environment in various jurisdictions, we could become subject to new capital requirements introduced or imposed by our state regulators, U.S. federal regulators, or international regulators. Any change or increase in these regulatory requirements could adversely affect our business, operating results, and financial condition.

In addition, regulators may increase the amount of fiat currency reserves that we are required to maintain for our operations, as has happened in the past, which may lead to sanctions, penalties, changes to our business operations, or the revocation of licenses. Frequent launch of new products and services, margin trading, lending functions, and the addition of new payment rails increase these risks.

The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies on certain topics. If financial accounting standards undergo significant changes, our operating results could fluctuate.

The accounting rules and regulations that we must comply with as a public company are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls and many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there is limited precedent for the financial accounting of digital assets and related valuation and revenue recognition. A change in these principles or interpretations could have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (ASU 2023-08): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which represents a significant change in how entities that hold digital assets will account for certain of those holdings. Previously, digital assets held were accounted for as intangible assets with indefinite useful lives, which required us to measure digital assets at cost less impairment. Effective as of January 1, 2023, we adopted ASU 2023-08, which requires us to measure digital assets held at fair value at each reporting date, with fair value gains and losses recognized through Net income (loss). A significant portion of the assets on our balance sheet consists of digital assets, which historically have experienced substantial volatility. As such, fair value gains and losses can increase the volatility of our net income, especially if the underlying digital asset market is volatile. Additionally, on March 31, 2022, the staff of the SEC issued SAB 121, which represented a significant change regarding how a company safeguarding digital assets held for its platform users reports such digital assets on its balance sheet and required retrospective application as of January 1, 2022. On January 23, 2025, the staff of the SEC issued SAB 122, which rescinded the previously issued interpretive guidance included within SAB 121. We were previously not required to adopt SAB 121 and, with the rescission of SAB 121 through the issuance of SAB 122, we have not adopted SAB 121 for the purposes of the financial statements included in this Annual Report on Form 10-K.

Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and may retroactively affect previously reported results and impair our ability to provide timely and accurate financial information, which could result in a loss of investor confidence and adversely affect our financial statements and our business, operating results, and financial condition.

We are exposed to transaction losses due to chargebacks, refunds, or returns as a result of fraud or uncollectability.

Certain of our products and services are paid for by electronic transfers from bank accounts, which exposes us to risks associated with returns and insufficient funds. Furthermore, some of our products and services are paid for by credit and debit cards through payment processors, which expose us to risks associated with chargebacks and refunds. These risks could arise from fraud, misuse, unintentional use, settlement delay, insufficiency of funds, or other activities. Also, criminals are using increasingly sophisticated methods to engage in illegal activities, such as counterfeiting and fraud. If we are unable to collect funds from the client, or if the client refuses or is unable, due to bankruptcy or other reasons, to reimburse us, we bear the loss for the amount of the chargeback, refund, or return.

While we have policies and procedures to manage and mitigate these risks, we cannot be certain that such processes will be effective. Our failure to limit chargebacks and fraudulent transactions could increase the number of returns, refunds, and chargebacks that we have to process. In addition, if the number of returns, refunds, and chargebacks increases, card networks or our banking partners could require us to increase reserves, impose penalties on us, charge additional or higher fees, or terminate their relationships with us. Failure to effectively manage risk and prevent fraud could increase our chargeback, refund, and return losses or cause us to incur other liabilities. Increases in chargebacks, refunds, returns, or other liabilities could have an adverse effect on our operating results, financial condition, and cash flows.

Our tax information reporting obligations with respect to digital asset transactions may be subject to further scrutiny in light of changes made to the U.S. and global broker reporting regime for tax reporting.

In November 2021, the U.S. Congress passed the Infrastructure Investment and Jobs Act (the “IIJA”), providing that brokers would be responsible for reporting to the IRS the transactions of their customers in digital assets, including transfers to other exchanges or to digital asset wallets not connected to any exchange. On June 28, 2024, and again on December 27, 2024, the U.S. Treasury Department and the IRS released final regulations and issued other administrative guidance on tax information reporting for digital assets (collectively, the “Final Regulations”) that will be applicable, in certain cases starting

January 1, 2025, and in certain other cases starting January 1, 2027. The Final Regulations introduced new rules related to our tax reporting and withholding obligations on our client transactions.

Although we believe we are compliant with U.S. tax reporting and withholding requirements with respect to our clients’ digital asset transactions, our compliance with the Final Regulations, including but not limited to U.S. onboarding requirements through Forms W-9 and W-8, backup withholding, non-resident alien withholding, and Form 1099 and Form 1042-S reporting obligations, may be subject to scrutiny and may be challenged. There is a risk that we may not have proper processes and procedures necessary to comply with the Final Regulations, may not be able to interpret the IIJA, the Final Regulations, or the administrative guidance correctly, or may not be able to build systems within the required timelines to ensure compliance for certain clients or transactions. If the IRS determines that we are not in compliance with our tax reporting or withholding obligations on client transactions, significant taxes and penalties may be imposed, which could adversely affect our financial position. The Final Regulations will require us to invest substantially in new compliance processes and procedures, which also could adversely affect our financial position. Further, the IRS may issue additional guidance in the future with respect to tax reporting and withholding obligations, which could impose additional burdens on us and result in significant taxes and penalties that could adversely affect our financial position.

Similarly, new rules for reporting digital assets under the global “common reporting standard” (“CRS”) as well as under the “crypto-asset reporting framework” (“CARF”) will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. Such rules are under discussion by the member and observer states of the “Organization for Economic Cooperation and Development” and by the European Commission on behalf of the member states of the EU. These new rules may give rise to potential liabilities or disclosure requirements for prior client arrangements and new rules that affect how we onboard our clients and report their transactions to taxing authorities. Additionally, the EU has issued a directive, commonly referred to as “CESOP” (the Central Electronic System of Payment information), which requires payment service providers in the EU to report cross-border fiat transactions to taxing authorities on a quarterly basis. Any actual or perceived failure by us to comply with the above or any other tax and financial regulations that apply to our operations could harm our business and adversely affect our financial position.

Our exposure to credit risk with clients, market makers, and other counterparties could result in losses.

We extend loans to clients collateralized by digital assets. These loans subject us to the credit risk of our clients, which may not be fully mitigated by collateral. This is especially true during periods of rapidly declining markets (including rapid declines in the trading price of individual digital assets) in which the value of the collateral held by us could fall below the amount of a client’s indebtedness.

We are also exposed to settlement and credit risk in our dealings with the market makers to which we route digital asset orders. Unlike equities, digital asset trades do not settle through an indirect holding system designed to limit settlement risk. Instead, digital asset trades are generally settled by direct delivery between us and each digital asset market maker. Although digital asset trades are usually aggregated and settled on a net basis once per business day with each counterparty, which limits the amount of settlement risk, any default by a counterparty in either delivering cash or delivery digital assets could result in significant losses. If our counterparty fails to deliver digital assets that we have agreed to purchase, and those digital assets subsequently increase in value, we will experience an economic loss even if we do not deliver the purchase price. Conversely, if our counterparty fails to deliver the purchase price of digital assets that we have agreed to sell, and those digital assets subsequently decrease in value, we will experience an economic loss even if we do not deliver the digital assets.

Additionally, selling digital assets typically requires us to deliver such digital assets prior to receiving the purchase price. For these transactions, we are not only exposed to the risk that a settlement does not occur but have the additional credit risk of receiving back the digital assets delivered to our counterparty. As such, these payment obligations are generally unsecured obligations of our counterparty during the interval between delivery and payment. Any payment default by a market maker could have adverse effects on our financial condition and results of operations.

While we have policies and procedures designed to manage credit risk, we face the risk that such policies and procedures may not be fully effective, if at all.

We may require additional capital to support business growth, and this capital might not be available.

We have funded our operations since inception primarily through equity financings, incurrence of debt, and cash flows generated from operations. We cannot be certain that our operations will continue to fund our ongoing operations or the growth of our business. We intend to continue to make investments in our business, which investments may require us to secure additional funds. Additional financing may not be available on terms favorable to us, if at all, including due to general macroeconomic conditions, digital asset market conditions and any disruptions in the digital asset market, instability in the global banking system, increasing regulatory uncertainty and scrutiny or other unforeseen factors. In the event of a downgrade of our credit rating, our ability to raise additional financing may be adversely affected and any future debt offerings or credit arrangements we propose to enter into may be on less favorable terms or terms that may not be acceptable to us. In addition, even if debt financing is available, the cost of additional financing may be significantly higher than our current debt. If we incur additional debt, the debt holders would have rights senior to holders of our Class A common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A common stock. Furthermore, we have authorized the issuance of “blank check” preferred stock and blockchain common stock that our board of directors could use to, among other things, implement a stockholder rights plan or issue shares of our capital stock in the form of blockchain tokens We do not currently have any specific plans to issue shares of our capital stock in the form of blockchain tokens. We may issue shares of capital stock to our clients in connection with client reward or loyalty programs. If we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our currently authorized and issued Class A common stock. The trading prices for our Class A common stock may be highly volatile, which may reduce our ability to access capital on favorable terms or at all. In addition, a slowdown or other sustained adverse downturn in the general economic or digital asset markets could adversely affect our business and the value of our Class A common stock. Because our decision to raise capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our Class A common stock and diluting their interests.

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A common stock may be volatile, and could decline significantly and rapidly. Market volatility may affect the value of an investment in our Class A common stock and could subject us to litigation.

Prior to the listing of our Class A common stock on NYSE, there was no public market for shares of our Class A common stock. Technology stocks have historically experienced high levels of volatility. The market price of our Class A common stock also could be subject to wide fluctuations in response to the risk factors described in this Annual Report on Form 10-K and others beyond our control, including:

•the number of shares of our Class A common stock publicly owned and available for trading;

•overall performance of the equity markets or publicly listed financial services and technology companies;

•our actual or anticipated operating performance and the operating performance of our competitors;

•changes in the projected operational and financial results we provide to the public or our failure to meet those projections;

•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;

•any major change in our board of directors, management, or key personnel;

•the issuance of additional shares of capital stock in connection with client reward or loyalty programs;

•issuance of shares of our Class A common stock, whether in connection with an acquisition;

•repurchases by us of any of our outstanding shares of Class A common stock, on unfavorable terms or at all;

•the highly volatile nature of the digital asset economy and the prices of digital assets;

•rumors and market speculation involving the digital asset economy and the regulation thereof, or us or other companies in our industry;

•announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;

•announcements of state or federal regulatory actions, including enforcement actions against us or our competitors, demands to cease and desist, or other similar announcements relating to the digital asset business; and

•other events or factors, including those resulting from political instability and acts of war or terrorism, regional conflicts around the world, government shutdowns, bank failures, or responses to these events.

Furthermore, the stock market has recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies and financial services and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. Additionally, the market prices of equity securities of companies that actively participate in the digital asset economy may be further impacted by the price and volume fluctuations associated with digital assets. These broad market and industry fluctuations, as well as general macroeconomic, political and market conditions such as recessions, interest rate changes, or international currency fluctuations, may negatively impact the market price of our Class A common stock.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of these types of actions or additional regulatory uncertainty and scrutiny in the future. Securities or regulatory actions against us, regardless of the outcome of such litigation or other action, could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business and adversely affect the market price of our Class A common stock.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity or other adverse consequences. For example, certain stock index providers exclude companies with multiple classes of shares of common stock from being added to certain stock indices. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure, and may result in large institutional investors not purchasing shares of our Class A common stock. Any exclusion from stock indices could result in less demand for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

We are a “controlled company” within the meaning of the corporate governance rules of NYSE and, as a result, qualify for exemptions from certain corporate governance requirements. Although we do not and do not currently intend to rely on any such exemptions, we may do so in the future and if we utilize any of the exemptions, you will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

Our founder and Chief Executive Officer, Michael Belshe, controls more than 50% of total voting power. As a result, we are a “controlled company” under NYSE Listing Rules. Under these rules, a listed company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a “controlled company” and is not required to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our Class A common stock, we have a:

•board of directors that is composed of a majority of “independent directors,” as defined under the rules of such exchange;
•compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Although we do not currently intend to rely on any such exemptions, we may do so in the future and if we utilize any of the “controlled company exemptions,” you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NYSE.

The dual class structure of our common stock has the effect of concentrating voting control with Michael Belshe, who has control over key decision making as a result of control of a majority of the voting power of our outstanding common stock. This ownership structure will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.

Our Class B common stock has fifteen votes per share, and our Class A common stock has one vote per share. Michael Belshe is currently able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock. Because of the fifteen-to-one voting ratio between our Class B common stock and our Class A common stock, Michael Belshe is expected to continue to control a significant percentage of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until the earliest to occur of (i) upon any transfer by Michael Belshe, whether or not for value, except for certain permitted transfers described in our Certificate of Incorporation (as defined in our restated certificate of incorporation); (ii) upon the date fixed by the board of directors, which date will be no more than 61 days following the first date on which Michael Belshe and his permitted affiliates hold less than 70% of the aggregate outstanding shares of our Class A common stock and Class B common stock (including shares underlying outstanding options or other convertible securities) held on the date of effectiveness of the registration statement on Form S-1 for the listing of our Class A common stock on NYSE; (iii) a date that is fixed by our board of directors that is no more than 61 days following the fifteenth anniversary of the date of effectiveness of the registration statement on Form S-1 for the listing of our Class A common stock on NYSE; (iv) the date specified by the affirmative vote of two-thirds of the outstanding voting power of the Class B common stock; (v) upon the date fixed by the board of directors following the first date Michael Belshe is no longer providing services that occupy substantially all of his working time and business efforts to us as an officer, employee, or consultant, as determined by the board of directors (other than as a result of termination of Michael Belshe's employment without cause) (a "Service Termination"), which date will be no more than 61 days following such Service Termination; (vi) upon the date Michael Belshe's employment is terminated for cause; and (vii) upon the date fixed by the board of directors after the death or disability of Michael Belshe, which date will be no more than 61 days following such Service Termination. Holders of our Class A common stock are not entitled to vote separately as a single class except under certain limited circumstances. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.

Sales or distribution of substantial amounts of our Class A common stock, or the perception that such sales or distributions might occur, could cause the market price of our Class A common stock to decline.

The sale or distribution of a substantial number of shares of our Class A common stock, particularly sales by us or our directors, executive officers, and principal stockholders, or the perception that these sales or distributions might occur in large quantities, could cause the market price of our Class A common stock to decline.

Holders of substantially all of our equity securities are subject to lock-up agreements with the underwriters of our initial public offering or certain market standoff agreements with us, which would prohibit the sale of their shares of Class A common stock during the restricted period described therein, subject to certain exceptions. Upon the expiration of such restricted period, such securityholders will be able to sell our shares of Class A common stock in the public market. In addition, Goldman Sachs & Co. LLC, in its sole discretion as representative of the underwriters, may release the Class A common stock and other securities subject to the lock-up and market standoff agreements in whole or in part at any time.

In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. All of the shares of Class A common stock and Class B common stock (following conversion to Class A common stock) issuable upon the exercise of stock options or vesting and settlement of restricted stock units and performance restricted stock units will be able to be freely sold in the public market upon issuance, subject to applicable vesting requirements and compliance by affiliates with Rule 144 under the Securities Act.

Further, certain holders of shares of our Class A common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of shares of Class A common stock or to include such shares in registration statements that we may file for us or other stockholders. Upon the effectiveness of any such registration statement, all shares of our Class A common stock covered by such registration statement will be eligible for sale in public markets, subject to certain conditions. In addition, any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.

We also may issue our capital stock or securities convertible into our capital stock, including in the form of blockchain tokens, from time to time in connection with a financing, an acquisition, investments, pursuant to client rewards, loyalty programs, and other incentive plans, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.

If securities or industry analysts do not publish or cease publishing research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and its liquidity could decline.

The trading market for our Class A common stock may be influenced by the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. If securities and industry analysts cease coverage of us altogether or fail to publish reports on us regularly, the market price for our Class A common stock may be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock, or publish inaccurate or unfavorable research about our business, the price of our Class A common stock may decline.

Our Bylaws contain an exclusive forum provision for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws (the “Bylaws”), to the fullest extent permitted by law, provide that the Delaware Court of Chancery is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim that is based upon a breach of fiduciary duty; any action asserting a claim against us or any current or former director, officer, stockholder, employee or agent of ours, arising pursuant to the Delaware General Corporation Law (“DGCL”), our Certificate of Incorporation, or our Bylaws; any action asserting a claim against us that is governed by the internal affairs doctrine; any action to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or Bylaws; or any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our Bylaws provide that the federal district courts of the United States are, to the fullest extent permitted by law, the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision, unless we consent in writing to the selection of an alternative forum. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. The Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act to the fullest extent permitted by law. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities will be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Certain provisions in our Certificate of Incorporation and our Bylaws and under Delaware law, and certain rules imposed by regulatory authorities, could make an acquisition of us, which may be beneficial to our stockholders, more difficult, limit attempts by our stockholders to replace or remove our current management, limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and limit the price of our Class A common stock.

Certain provisions in our Certificate of Incorporation and Bylaws may have the effect of delaying or preventing a merger, acquisition, or other change of control of our company that the stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, our Certificate of Incorporation and Bylaws include provisions that:

•provide that our board of directors is classified into three classes of directors with staggered terms;

•provide that our directors may only be removed from office for cause;

•permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships;

•require super-majority voting to amend some provisions in our Certificate of Incorporation and Bylaws;

•provide that the board of directors is expressly authorized to make, alter, or repeal our Bylaws;

•authorize the issuance of “blank check” preferred stock and blockchain common stock that our board of directors could use to implement a stockholder rights plan or issue other shares of preferred stock or common stock, including blockchain tokens;

•provide that only our Chief Executive Officer, the chairperson of our board of directors, the lead independent director, or a majority of our board of directors will be authorized to call a special meeting of stockholders;

•eliminate the ability of our stockholders to call special meetings of stockholders;

•prohibit cumulative voting in the election of directors;

•provide for a dual class common stock structure in which the sole holder of our Class B common stock, Michael Belshe, has the ability to control the outcome of matters requiring stockholder approval, even if he owns significantly less than a majority of the outstanding shares of our Class A common stock and Class B common stock in the aggregate, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•only permit stockholders to take action at a meeting of our stockholders and not by written consent; and
•provide for advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, a third party attempting to acquire us or a substantial position in our common stock may be delayed or ultimately prevented from doing so by change in ownership or control restrictions or regulations to which our regulated money transmitters, trust companies, and broker-dealer subsidiaries are subject. For example, FINRA Rule 1017 generally provides that FINRA approval must be obtained in connection with any transaction resulting in a single person or entity owning, directly or indirectly, 25% or more of a member firm’s equity and would include a change of control of a parent company.

Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between holders of 15% or more of our common stock.

General Risk Factors

Adverse economic conditions could adversely affect our business.

Our performance is subject to general economic conditions, and their impact on the digital asset markets and our clients. The United States and other key international economies have experienced cyclical downturns from time to time in which economic activity declined resulting in lower consumption rates, restricted credit, reduced profitability, weaknesses in financial markets, bankruptcies, and overall uncertainty with respect to the economy. Adverse general economic conditions have impacted in the past, and may impact in the future, the digital asset economy, although the extent of such impacts remain uncertain and dependent on a variety of factors, including market adoption of digital assets, global trends in the digital asset economy, central bank monetary policies, instability in the global banking system, volatility and disruptions in the capital and credit markets, and other events beyond our control. Geopolitical developments, such as trade wars and foreign exchange limitations, have also increased the severity and levels of unpredictability globally and increased, and may further increase, the volatility of global financial and digital asset markets. In the past, the capital and credit markets have experienced extreme volatility and disruptions, resulting in steep declines in the value of digital assets and there can be no assurance that additional such events will not occur. To the extent general economic conditions and digital assets markets materially deteriorate or decline for a prolonged period, our ability to generate revenue and to attract and retain clients could suffer and our business, operating results and financial condition could be adversely affected. Moreover, even if general economic conditions were to improve following any such deterioration, there is no guarantee that the digital asset economy would similarly improve.

In 2022, a number of blockchain protocols and digital asset financial firms, and in particular protocols and firms involving high levels of financial leverage such as high-yield lending products or derivatives trading, suffered from insolvency and liquidity crises leading to the failure of several prominent digital asset trading venues and lending platforms, such as FTX, Celsius Networks, Voyager and Three Arrows Capital. If such market conditions were to become widespread in the digital asset economy again, we could suffer from increased counterparty risk, including defaults or bankruptcies of major clients or counterparties, which could lead to significantly reduced activity on our platform and fewer available digital asset market opportunities in general.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Further, if the instability in the global banking system continues or worsens, there could be additional negative ramifications, such as additional all market-wide liquidity problems or impacted access to deposits and investments for clients of affected banks and certain banking partners, and our business, operating results and financial condition could be adversely affected.

We may be adversely affected by natural disasters, pandemics, and other catastrophic events, including by non-naturally occurring events such as terrorism.

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, attempts by other nations to steal our digital assets with a physical attack on our cold storage systems, and other events beyond our control, including acts of violence against our executives or employees. For example, the digital asset industry has increasingly been subject to attacks against executives, which could lead to theft via ransom, or loss of confidence in BitGo. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of terrorism, labor activism or unrest, and other geopolitical unrest, including ongoing regional conflicts around the world, could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. We do not maintain insurance sufficient to fully compensate us for the potentially significant losses that could result from disruptions to our services. Additionally, all the aforementioned risks may be further increased if our disaster recovery plan proves to be ineffective or flawed or our partners’ disaster recovery plans prove to be inadequate. To the extent natural disasters or other catastrophic events concurrently impact data centers we rely on in connection with private key restoration, clients will experience significant delays in withdrawing funds, or in the extreme we may suffer loss of client funds.

We are exposed to fluctuations in currency exchange rates.

Our exposure to fluctuations in foreign currency exchange rates through our international operations could have a negative impact on our operating results and financial condition. From time to time, we may engage in currency hedging activities to limit our exposure to foreign currency exchange rate fluctuations that arise in the normal course of business. The use of hedging instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates and may introduce additional risks if we are unable to structure effective hedges with such instruments.

Interest rate fluctuations could negatively impact us.

The level of prevailing short-term interest rates affects our profitability because we derive a large portion of our revenue from interest earned on funds deposited with us by our clients which we hold on their behalf in custodial accounts at banks, as well as from interest earned on corporate cash and cash equivalents. Higher interest rates increase the amount of interest and finance fee income and stablecoin revenue earned from these activities. When short-term interest rates decline, our revenue derived from interest correspondingly declines. Conversely, when interest rates increase, investors may choose to shift their asset allocations, which could negatively impact our stock price or the digital asset economy more generally.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

BitGo recognizes that cybersecurity is fundamental to our operations as a digital asset infrastructure provider and is critical for maintaining the trust and safety of our clients. At BitGo, security is not considered a feature; it is the foundational element of our business model and client experience. We recognize that as a custodian of digital assets, our systems and data are subject to sophisticated cyber threats. We have implemented a comprehensive, multi-layered cybersecurity risk management program designed to assess, identify, and manage material risks from cybersecurity threats. While we maintain comprehensive controls designed to mitigate cybersecurity risk, no program can eliminate all risks, and we continuously evaluate emerging threats and evolving attack vectors.

•Cybersecurity Framework: BitGo employs a multi-layered defense strategy that aligns with industry best practices, including the National Institute of Standards and Technology Cybersecurity Framework 2.0. This approach integrates rigorous internal reviews with external validation to ensure our defenses remain resilient against evolving threats.

•Multi-Sig and MPC Technology: We utilize advanced multi-sig wallets and MPC technology with Threshold Signature Schemes to eliminate single points of failure. This ensures no single individual or compromised key can authorize a transaction unilaterally.

•Cold Storage: A significant portion of client assets are held in geographically distributed, ultra-secure cold storage facilities. These environments are offline and air-gapped, protecting assets from online attacks.

•Access Controls: We enforce strict role-based access controls and least-privilege principles. Sensitive operations require multi-user approvals and are governed by customizable policy engines that enforce transaction limits, address whitelisting, and other security parameters.

•Continuous Monitoring: We actively monitor our systems, networks, and endpoints for anomalous activity. This includes real-time monitoring of SaaS usage and endpoint DNS traffic to promptly detect and investigate potential threats.

•External Third-Party Security Testing: We engage third-party security firms to conduct independent evaluations of our critical processes, such as transaction signing. Additionally, we perform regular penetration testing and red team exercises to validate our security posture against sophisticated attack vectors, including insider threats.

•Incident Response: BitGo maintains an incident response plan to address potential cybersecurity incidents promptly. We encourage responsible disclosure of vulnerabilities through our public bug bounty program.

•Architecture and Defense-in-Depth: Our security strategy is deeply integrated into our product roadmap and infrastructure. We employ a defense-in-depth approach that combines cryptographic security with rigorous operational controls:

•Multi-Sig and Key Management: Our core custody architecture relies on multi-sig technology. We are actively evolving our infrastructure to “Advanced Key Custody,” a model designed to provide clients with maximum autonomy by distributing keys—specifically the 2-of-3 key architecture—across preferred Hardware Security Modules (HSM) or Key Management Services (KSM), ensuring that no single point of failure exists.

•Cold and Hot Wallet Segregation: We maintain distinct environments for regulated cold custody and self-custody (hot and cold) wallets to isolate risks appropriate to the asset’s liquidity needs.

•Smart Contract Governance: For our Stablecoin and Token Management businesses, we utilize specialized dashboards to manage smart contract controls, including freeze/unfreeze capabilities and mint/burn approvals, ensuring that programmatic risks are managed with the same rigor as cryptographic keys.

•Operational Security and Identity Verification: We continuously refine our operational workflows to mitigate the risk of unauthorized access or social engineering:

•Identity Assurance: To prevent impersonation and unauthorized transaction initiation, we utilize advanced authentication methods. This includes the implementation of liveness checks as a secure alternative to video IDs for specific transaction thresholds and the integration of “BitGo Verify,” an institutional mobile approval app that leverages push notifications and real-time security intelligence.

•Policy Engines and Access Controls: We utilize a sophisticated Admin Console that allows for granular user management and permissioning. This includes “Policy Controls” that provide configurability for approvals, locks, and unlocks, ensuring that transaction policies scale securely with our clients’ operational needs.

•Risk Management Framework: Cybersecurity risk is incorporated into the Company’s enterprise risk management framework and is regularly evaluated and reported to senior management and the Board. BitGo’s Risk Management function provides governance over the identification, assessment, and monitoring of risks. The Risk team maintains BitGo’s Enterprise Risk Assessment and control self-assessments in partnership with business units to evaluate risks and the effectiveness of controls. Risk Management also oversees policy lifecycle management, and supports business resilience through business impact analyses and testing of business continuity and disaster recovery plans in coordination with the Engineering, Digital Technology, and Cybersecurity Department. In addition, the Risk team operates BitGo’s third-party risk management program, performing vendor due diligence to manage security, compliance, and financial risks associated with critical vendors and partners.

Governance

•Board Oversight: The board of directors of BitGo Holdings, Inc. maintains ultimate oversight of cybersecurity risk. The Board, primarily through its Audit and Risk Committee, reviews the Company’s cybersecurity posture, material risks, and the effectiveness of the Company’s security controls. The Board receives regular updates regarding the cyberthreat landscape, cybersecurity posture, significant risks, and the effectiveness of our cyber risk management cybersecurity program.

•Management’s Role: The Company’s cybersecurity program is led by our Chief Information Security Officer ("CISO"), who reports to the Chief Executive Officer. Under the CISO's Leadership, the Cybersecurity Department is responsible for day to day management of cybersecurity risks. This department actively monitors the cyber threat landscape and works across BitGo to implement security controls, and ensures compliance with global security regulatory standards. Potential cybersecurity incidents are evaluated through a cross-functional process involving Cybersecurity, Legal, Finance, and Risk Management to assess operational, financial, and regulatory impact and determine materiality and disclosure obligations. The CISO regularly reports to the Board on cybersecurity matters including any material cybersecurity incidents and areas such as:

•Strategic Implementation: ensuring that security features, such as customizable security features for transaction approvals, are prioritized within the product roadmap.

•Incident Response: overseeing the detection, containment, and remediation of cybersecurity incidents.

•Compliance and Regulatory Alignment: ensuring our security practices meet the requirements of the various jurisdictions in which we operate, including the specific regulatory standards for and services to several BitGo entities.

Cybersecurity Incidents

Since our founding in 2013, BitGo has implemented comprehensive security measures designed to help safeguard client assets under our custody. To date, we have not experienced any loss of client funds under our custody. While the digital asset industry faces frequent and sophisticated cyber attacks and we acknowledge that the cybersecurity landscape is dynamic. Our approach is to remain vigilant against emerging threats, such as targeted attacks involving unwanted transaction requests, and continuously refine our defenses to mitigate these risks. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our operations, business strategy, operating results, or financial condition. See the section titled “Risk Factors - Risks Related to Cybersecurity, Data Privacy, and Information Technology” for more information regarding cybersecurity risks that we may face and potential impacts on our business.

Item 2. Properties

We are headquartered in Sioux Falls. South Dakota, where we occupy approximately 5,250 square feet of office space pursuant to a lease that is expected to expire in February 2028, subject to the terms thereof. We also lease additional offices in Palo Alto, California, San Francisco, California, New York, New York, Toronto, Canada, Berlin, Germany, Bangalore and Gurgaon, India, Seoul, South Korea, Dubai, United Arab Emirates, and Singapore. We believe that our existing offices are adequate to meet our current needs and that, if required, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings

The information required to be set forth under this Item 3 is incorporated by reference to Note 13 — Commitments and Contingencies — Litigation in the notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosure

Not applicable.

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Our Common Stock

On January 22, 2026, our Class A common stock began trading on the New York Stock Exchange under the symbol “BTGO.” Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is not listed on any stock exchange nor traded on any public market.

Holder of Records

As of March 19, 2026, there were 191 registered holders of our Class A common stock. Because many of our shares of Class A common stock are held in street name by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders of record.

As of March 19, 2026, there was one registered holder of our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities

The following sets forth information regarding all securities granted or issued in the year ended December 31, 2025, which were not registered under the Securities Act:

•During the year ended December 31, 2025, pursuant to the terms of our Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”), we granted stock options to purchase an aggregate of 964,283 shares of our Class A common stock to our employees at exercise prices ranging from $0.08 to $5.65 per share.

•During the year ended December 31, 2025, pursuant to the terms of our 2018 Plan, we issued an aggregate of 2,630,108 shares of our Class A common stock upon the exercise of stock options at exercise prices ranging from $0.08 to $5.36 per share, for an aggregate purchase price of $1.6 million.

•During the year ended December 31, 2025, pursuant to the terms of our 2018 Plan, we granted an aggregate of 1,805,494 restricted stock units to our employees to be settled in shares of our Class A common stock.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act because the issuance of securities did not involve a public offering or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

In January 2026, we closed our initial public offering (“IPO”), in which we registered and sold 11,026,365 shares of our Class A common stock for our own account, and registered an aggregate 795,230 shares of our Class A common stock that certain selling stockholders sold for their accounts. The shares of our Class A common stock sold in the IPO were registered under the Securities Act pursuant to our registration statement on Form S-1, as amended (File No. 333-290409), which was declared effective by the SEC on January 21, 2026. Our shares of Class A common stock were sold at an initial public offering price of $18.00 per share, which generated aggregate gross proceeds of approximately $198.5 million for our account and approximately $14.3 million for the accounts of the selling stockholders. We did not receive any proceeds from shares of Class A common stock sold by the selling stockholders. We received net proceeds from our IPO of approximately $175.5 million, after deducting underwriting discounts and other offering expenses. Goldman Sachs & Co. LLC acted as representative of the underwriters for the offering.

We granted the underwriters a 30-day option from the date of the IPO to purchase up to 1,770,000 additional shares to cover over-allotments, if any, at an IPO price of $18.00 per share. The underwriters did not exercise this option.

There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated January 22, 2026 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on January 23, 2026.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

Not applicable.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read the following discussion and analysis in conjunction with our audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance, based upon our current plans, expectations and beliefs involving risks and uncertainties. These statements are only predictions, and actual events or results may differ materially. In evaluating such statements, you should carefully consider the various factors identified in this Annual Report on Form 10-K which could cause actual results to differ materially from those expressed in, or implied by, any forward-looking statements, including those set forth in “Part I, Item 1A. Risk Factors.”

A discussion regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the years ended December 31, 2024 and December 31, 2023 is presented below.

Overview

We aim to be the institutional digital asset infrastructure company of choice, allowing our institutional clients to safely secure, manage, utilize and create digital assets through our holistic technology platform.

Over the last 12 years, we have grown to become a critical partner to digital asset ecosystems, financial institutions, technology platforms, corporations, and governments seeking secure, scalable and compliant access to digital assets. Our mission is to accelerate the transition of the financial system to a digital asset economy.

Our platform combines self-custody wallet, qualified custody, liquidity and prime, and infrastructure-as-a-service solutions, including stablecoin issuance and management. This unified suite of solutions is designed to meet the operational and regulatory demands of our clients. We supported over 1,770 digital assets as of December 31, 2025, and helped pioneer institutional-grade multi-sig security architecture and cold storage solutions. With a client base that includes digital asset ecosystem companies, financial institutions, technology platforms, corporations and government agencies, as well as HNWIs, our Number of Clients, who were located across over 100 countries, exceeded 5,320 as of December 31, 2025, and we had approximately $81.6 billion in AoP for the year ended December 31, 2025. Our principal markets are the United States and other major financial centers in North America, Europe, and Asia. See “—Key Business Metrics” for a definition of “Number of Clients” and “Assets on Platform.”

We believe we are uniquely positioned at the precipice of growing institutional adoption of digital assets. Today, our team is focused on building out our platform and financial services on top of the foundational technology that our institutional clients depend upon for their business. Our clients range from crypto native companies that use our self-custody wallet technology to traditional financial services firms that leverage our licensed custody, staking and trading capabilities within their own products and services.

We began as a specialized custodian, integrating directly with advanced blockchain technologies, eliminating the need for institutional and retail clients to compromise security for market access. We have continued to innovate in the space having been the first to commercially introduce self-custody wallets. Over time, we have added the BitGo Trust Companies, allowing us to become one of the first custodians purpose-built for digital assets. In 2020, we expanded our platform’s capabilities through the introduction of BitGo Prime which introduced liquidity solutions on top of our custody and wallet layers. Our platform continues to grow. For the year ended December 31, 2025 we had approximately $81.6 billion in AoP, including $15.6 billion in Assets Staked for the year ended December 31, 2025. See “—Key Business Metrics” for definitions of “Assets on Platform” and “Assets Staked.”

Financial and Operational Highlights

With respect to certain of our financial and operating results as of or for the years, as applicable, ended December 31, 2023, 2024, and 2025, are summarized below:

•AoP evolved from $30.8 billion to $89.9 billion to $81.6 billion for the year ended December 31, 2023, 2024, and 2025, respectively.

•Number of Clients grew from 1,367 to 2,615 to 5,322 as of December 31, 2023, 2024, and 2025, respectively.

•Assets Staked evolved from $6.0 billion to $31.9 billion to $15.6 billion for the years ended December 31, 2023, 2024 and 2025, respectively.

•Digital asset sales revenue evolved from $793.3 million to $2.5 billion to $15.6 billion for the years ended December 31, 2023, 2024 and 2025, respectively.

•Total revenue evolved from $926.3 million to $3.1 billion to $16.2 billion for the years ended December 31, 2023, 2024 and 2025, respectively.

•Net income (loss) evolved from $(2.1) million to $156.6 million to $(14.8) million for the years ended December 31, 2023, 2024 and 2025, respectively
.
•Adjusted EBITDA evolved from $(29.7) million to $3.2 million to $32.4 million for the years ended December 31, 2023, 2024 and 2025, respectively.

See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and related reconciliation to net income, the most directly comparable U.S.-GAAP measure, and “—Key Business Metrics” for definitions of our key operational metrics.

Our Business Model

We are a leading infrastructure provider of digital asset solutions for businesses, offering solutions including custody, wallets, staking, trading, settlement and digital asset management. Our business model is designed to capitalize on the increasing institutional adoption of digital assets by delivering secure, scalable, and compliant solutions across the digital asset lifecycle.

Our growth strategy has been, and we expect will continue to be predominantly organic resulting from the increased utilization of our services and is centered on increasing our share of wallets with existing clients through cross-selling and increased product penetration, increasing institutional adoption, expanding into new markets and protocols, and enhancing our product offerings.

Because our core business revolves around providing custody, security, staking, trading and infrastructure solutions for a broad range of digital assets, our business is reliant on trends in the broader digital assets markets. Accordingly, while we have grown rapidly since 2013, our growth has not always been linear. For example, during the periods of declining digital asset prices due to broader macroeconomic pressures in the digital asset market and softer institutional investor trading activity in 2023, our total revenue was $926.3 million for the years ended December 31, 2023. Conversely, our total revenue increased to $3.1 billion and $16.2 billion in the year ended December 31, 2024 and 2025, respectively, primarily driven by improving macroeconomic conditions and stronger investor sentiment in the digital asset market, and correspondingly higher digital asset prices, which supported total revenue across key products, including digital asset sales. Therefore, we believe it is important to evaluate our business, operating performance and key business metrics over longer time periods and across digital asset price cycles, rather than quarter-over-quarter or year-over-year results, which provide a more representative and informative view of our operating performance.

Despite the volatility in digital asset price cycles and corresponding fluctuations in our historical results, we have continued to prioritize growth through consistent investment in our platform, people and client service because of our belief in the long-term benefits of the digital asset ecosystem and our belief that greater scale would increase our ability to best serve our clients. We believe this sustained prioritization and investment has made us a leading company in the digital asset economy.

We believe we have demonstrated a consistent track record of investing time and resources into research and development (R&D) efforts in pursuit of building the industry’s leading technology platform for securing, storing and utilizing digital assets, resulting in the expansion of our products and services to better serve our clients and the broader ecosystem. Since the launch of BitGo Prime, through which we introduced our liquidity and lending solutions, we have focused on adding additional features for our clients including staking solutions and infrastructure solutions, such as Stablecoin-as-a-Service and Crypto-as-a-Service.

As regulatory clarity continues to improve, we believe our position as a regulated, security-first platform will further differentiate us and support sustained revenue growth, operating leverage, and long-term value creation.

The continued growth of our business and successful execution of our growth strategy and related investments will depend on, among other things, broader digital asset market conditions, increased adoption of digital assets, our ability to retain and add new clients, our ability to identify new business opportunities and investments and our ability to maintain our competitive advantage in a growing industry. These risks, among others, are more fully described in the section titled “Risk Factors.”

Key Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key business metrics to assess our operations, track performance, identify trends impacting our business and inform our strategic decision-making.

Assets on Platform

We define Assets on Platform (“AoP”) as the median of the daily balances of total assets on our platform over the measured period, where daily balances represent the fair value of both fiat currency and digital assets, whether custodied or non-custodied, held by clients in their accounts on our platform at the end of each day, calculated based on the market price of the applicable assets at the end of such day. We believe that presenting a median of the daily balances of total assets on our platform over a measured period is a more accurate representation than presenting the sum of balances of total assets on our platform at the end of such measured period due, in part, to the volatility of the prices of digital assets, which may change significantly in any given day. AoP demonstrates the scale of balances held across our suite of products and services, as well as the underlying performance of the digital asset economy and corresponding trends in prices of digital assets.

We view AoP as a key measure of the fundamental health, direction and monetization opportunity of our platform. AoP also has a correlation with our total revenues as we earn revenues from the suite of products and services we provide in connection with the balances held by our clients on our platform. We have also found that increasing AoP tends to result in more client services being requested, since our institutional clients often go on to seek out other value added services that we offer, such as trading and staking.

Our AoP has fluctuated over time due, in part, to fluctuations in the digital asset economy and corresponding fluctuations in the prices of digital assets. For the year ended December 31, 2025, our AoP was $81.6 billion, representing a decrease of 9.2% from the year ended December 31, 2024, primarily driven by declines in digital asset prices, particularly in the last few months of 2025. Over the past two years through December 31, 2025, our AoP has grown at a compound annual growth rate (“CAGR”) of 62.8%, which has been predominantly driven by organic growth and the resulting increased utilization of our services rather than acquisitions.

AoP is influenced by multiple factors, including certain market-dependent factors, and thus can fluctuate based not only on the quantity of assets held on our platform, but also the price of such assets. For example, over the one year period from December 31, 2024 through December 31, 2025, the digital assets market capitalization fell 23% from a high of $3.9 trillion to $3.0 trillion. In comparison, AoP for the years ended December 31, 2024 and 2025 were $89.9 billion and $81.6 billion, respectively, representing a 9.2% decrease.

	Year Ended December 31,
	2023	2024	2025
	(in millions)
Assets on Platform	$30,807	$89,859	$81,604

The value of a majority of our AoP has been, and continues to be, concentrated in a few digital assets held by our clients, including Bitcoin, Sui, Solana, XRP and Ethereum, which constituted 49.2%, 11.3%, 10.1%, 5.4% and 4.7% of our AoP as of December 31, 2025, respectively. In addition to digital assets, our AoP includes a negligible amount of fiat currencies. In line with the historical market cap dominance of Bitcoin, Bitcoin has consistently been the largest single digital asset in our AoP. Our mix of digital assets does, however, fluctuate depending on the price performance of individual digital assets as well as the onboarding and offboarding of client accounts. See “Risk Factors—Risks Related to Our Business, Operations and Financial

Position—Dependence on a relatively concentrated number of digital assets could expose us to significant revenue and operational risks” for further information on certain risks relating to our concentration of AoP in certain digital assets.

Number of Clients

We define Number of Clients as the cumulative number as of the end of the measured period of (i) institutional clients that have (A) an executed service agreement with us that has not been terminated as of the end of such measured period and (B) have been onboarded to at least one of our core solutions, (i.e., custody, wallet platform or trading) and (ii) HNWIs, which we define as any individual with a net worth of $1 million or more, who (A) have an executed service agreement with us that has not been terminated as of the end of such measured period and (B) have been onboarded to at least one of our core solutions (i.e., custody, wallet platform or trading). We frequently observe that our clients, who may initially begin by using one of our products or service offerings, expand into multiple products and/or services across our platform as we deepen our relationship with them. Therefore, we view Number of Clients as a key indicator of our market penetration, client adoption and platform monetization potential, and Number of Clients informs our client acquisition strategy.

	As of December 31,
	2023	2024	2025
Number of Clients	1,367	2,615	5,322

While our Number of Clients was less than 100 prior to January 1, 2017, as of December 31, 2025, our Number of Clients exceeded 5,320. Our Number of Clients has grown at a CAGR of 97.0% over the past two years, through December 31, 2025, which has been predominantly driven by organic growth and the resulting increased utilization of our services rather than through acquisitions.

Our Number of Clients is calculated on a cumulative basis commencing in 2013. Therefore, although our Number of Clients metric (i) indicates the number of institutional clients and HNWIs that have demonstrated an interest in our platform or a direct intent to transact with digital assets and (ii) removes institutional clients and HNWIs with terminated contracts as of the end of such measured period, it does not measure the type, frequency or duration of such clients’ or HNWIs interaction with our platform. Further, Number of Clients may also (i) include clients that have not interacted with our platform at all for extended periods of time and (ii) overstate the number of unique institutional clients who have entered into service agreements with us and been onboarded, since one client may enter into multiple service agreements (either for itself or through its affiliates). Nonetheless, we view Number of Clients as an indication of our scale and a representation of a potential revenue opportunity for us given these users have demonstrated an interest in our platform or intent to potentially perform revenue generating activities within our platform by executing service agreements with us.

Our Number of Clients is influenced by several factors, including broader digital asset market conditions, the highly speculative and volatile nature of digital assets, level of market adoption of digital assets, level of our investment in sales and marketing efforts, our ability to effectively compete with other digital asset market participants and the quality of our services and products.

As we continue to expand our platform, we intend to deepen our relationships with our existing clients to increase their adoption of additional products and services across our platform, and to onboard new institutional clients on our platform in line with increased adoption of digital assets and new use cases on top of blockchain. We believe that this strategy, combined with increasing regulatory clarity and institutional demand for secure custody and capital-efficient trading solutions, positions BitGo to capture a growing share of the expanding market. Just like traditional banking services, we have found that clients tend to prefer dealing with an entity registered and regulated in their local domain. To that end, BitGo is constantly exploring ways in which we can responsibly expand our worldwide presence. Recent examples of geographic expansion include our opening of offices in Singapore and Dubai in 2024. We believe that tracking the Number of Clients on our platform assists us in executing effectively on the foregoing growth strategy.

Number of Users

We define Number of Users as the cumulative number as of the end of the measured period of (i) individuals authorized to access the account of any of our institutional clients on such institutional client’s behalf, which institutional client (A) has an executed service agreement with us that has not been terminated as of the end of such measured period and (B) has been onboarded to at least one of our core solutions (i.e., custody, wallet platform or trading), (ii) HNWIs, which we define as any individual with a net worth of $1 million or more, who (A) have an executed service agreement with us that has not been terminated as of the end of such measured period and (B) have been onboarded to at least one of our core solutions (i.e., custody, wallet platform or trading) and (iii) retail users that have registered an account with BitGo, in each case who have conducted at least one of the following activities at any point since onboarding our platform (through the applicable methods described above) and prior to the end of such measured period. We believe the following activities indicate meaningful interactions with our platform.

An API Call, which is a programmatic interaction with our platform using our APIs (e.g., initiating a transaction, querying wallet balance, or generating an address). Passive or system-generated pings (such as uptime monitoring) are excluded from our definition of “API Call.”

•A UI Session, which is a web-based login session where a user accesses our wallet user interface. A session must include a successful login and at least one interaction (e.g., viewing wallet balances, initiating a transfer, or downloading reports) to be counted.

•An Event in Audit Logs, which includes user-initiated actions that are recorded in our audit logs, such as transaction approvals, policy changes or wallet configuration updates. These events are meaningful indicators of platform usage and exclude purely background or system-automated entries.

We view Number of Users as a key indicator of our scale as it portrays not only the number of institutional clients and HNWIs who have demonstrated an interest in our platform or direct intent to transact with digital assets (which we track through the Number of Clients metric), but also the number of retail users who have conducted at least one meaningful usage of, and meaningful activity with, our platform. Although we generally do not generate incremental revenue solely from an institutional client adding any one additional authorized user, we have observed that the number of users authorized by our institutional clients positively correlates with overall client activity, engagement with our solutions and revenue generated from such client. For example, with respect to institutional clients, there are typically many individuals who are authorized to interact with our platform through a single institutional client account. As of December 31, 2025, the average number of authorized individuals using our platform through a single institutional client was 4.9. By assessing the Number of Users, together with the Number of Clients, we can assess our total platform usage as well as the rate of the general market adoption of digital assets. In addition, because we generate revenue from certain activities by retail users (e.g., when retail users engage in transactional activities on our platform), the “Number of Users” metric provides meaningful insight into the revenue-generating retail activity on our platform.

	As of December 31,
	2023	2024	2025
Number of Users	959,813	1,042,353	1,188,699

However, because our Number of Users is calculated on a cumulative basis commencing in 2013, the Number of Users metric could include clients who have only had one meaningful interaction since onboarding onto the platform. Therefore, Number of Users does not measure the frequency or duration of such clients’ interaction with our platform and may also include clients that have not interacted with our platform at all for extended periods of time. In addition, Number of Users may also overstate the number of unique individuals authorized to access accounts of institutional clients who have entered into service agreements with us and been onboarded, since one client may enter into multiple service agreements (either themselves or through their affiliates) and one individual could be authorized to access such multiple accounts. Our Number of Users metric also includes individuals that may have not engaged in any economic activity (for example, where the individual has been authorized by an institutional client to access an account for operational purposes). A substantial majority of Number of Users is comprised of the individuals who are authorized to access the account of any of our institutional clients on such institutional clients’ behalf and HNWIs, particularly since the number of our retail users is currently relatively low, albeit growing in number. Accordingly, our Number of Users is largely an extension of our Number of Clients. Therefore, while our Number of Users is calculated on a cumulative basis since 2013, the regular interaction of a majority of our institutional clients and HNWIs with our platform as described under “—Number of Clients” can largely be attributed to our Number of Users.

Our Number of Users is influenced by several factors, including broader digital asset market conditions, level of market adoption of digital assets, level of our investment in sales and marketing efforts, our ability to effectively compete with other digital asset market participants and the quality of our services and products.

Assets Staked

We define Assets Staked as the median of the daily balances of total client assets actively delegated to proof-of-stake (“PoS”) and restaking protocols through our staking solutions over the measured period. The daily balances of total client assets represent the fair value of digital assets staked by our clients on our platform at the end of each day, calculated by the market prices of the applicable assets at the end of such day. Assets Staked is a subset of our AoP and, similar to AoP, we believe that presenting a median of the daily balances of total staked assets on our platform over a measured period is a more accurate representation than presenting the sum of balances of total staked assets on our platform at the end of such measured period due, in part, to the volatility of the prices of digital assets, which may change significantly in any given day. We believe Assets Staked serves as a key indicator of our clients’ engagement with our staking solutions and reflects the scale of assets entrusted to our secure and regulated platform. In addition, Assets Staked has a direct impact on our financial results in that we earn staking revenue by participating in proof-of-stake blockchain networks, as well as rewards in the form of the networks’ digital assets by providing validation and block-creation services, and the more Assets Staked, the more staking revenue and rewards we earn.

	Year Ended December 31,
	2023	2024	2025
	(in millions)
Assets Staked	$6,011	$31,868	$15,612

Similar to AoP, Assets Staked is influenced by multiple factors, including certain market-dependent factors, and thus can fluctuate based not only on the quantity of assets staked on our platform, but also the price of such assets. In addition, similar to AoP, the value of a majority of our Assets Staked has been, and continues to be, concentrated in a few digital assets held by our clients, including namely Sui, Solana and Ethereum, which constituted approximately 60.8%, 22.6%, and 5.1% of our Assets Staked as of December 31, 2025, respectively. See the section titled “Risk Factors—Risks Related to Our Business, Operations and Financial Position—Dependence on a relatively concentrated number of digital assets could expose us to significant revenue and operational risks” for further information on certain risks relating to our concentration of Assets Staked in certain digital assets.

Non-GAAP Financial Measures

We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources and assess our performance. In addition to total revenue, net income (loss) and net income (loss) margin, we utilize the non–GAAP calculation of Adjusted EBITDA. This non-GAAP measure is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with U.S. GAAP. In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our disclosure of such non–GAAP measure as a tool for comparison. Investors are encouraged to review the related U.S. GAAP financial measure and the reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), excluding (i) provision for income taxes, (ii) depreciation and amortization, (iii) stock-based payment expense, (iv) goodwill impairment charge, (v) net changes in unrealized appreciation (loss) on digital assets, (vi) gains on disposal of assets related to asset purchase agreements, (vii) gain on return of digital intangible asset loans, (viii) gain on exchange of digital intangible assets – restricted, (ix) gain on disposal of digital intangible assets received as collateral, (x) change in fair value of embedded derivative related to obligations to return digital intangible assets, (xi) change in fair value of embedded derivative related to obligations to exchange digital intangible assets, (xii) impairment of digital assets, and (xiii) certain non-recurring charges (which are specified in detail below).

The above items are excluded from our Adjusted EBITDA measure because they are non-cash in nature, their amount and timing are volatile and influenced by digital asset prices, they are unpredictable, or they are not driven by the core results of operations. In any case, including such items would reduce the comparability of our financial performance across periods and with industry peers. We believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance in a consistent manner. Moreover, Adjusted EBITDA is a key measure used by our management internally for financial, risk management and operational decision-making.

The following table provides a reconciliation of net income (loss), the most directly comparable U.S. GAAP measure, to Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income (loss)	$(14,782)	$156,554	$(2,118)
Provision for (benefit from) income taxes	(8,741)	29,394	843
Depreciation and amortization expense	4,026	3,216	1,139
Stock-based compensation expense	3,389	2,676	872
Goodwill impairment charge	—	36,496	—
Net change in unrealized appreciation (loss) on digital assets (1)	38,708	(112,001)	(35,134)
Gain on disposal of assets related to asset purchase agreement (2)	—	(115,000)	—
Legal contingencies, settlements and related costs (3)	9,811	1,892	4,667
Adjusted EBITDA (4)	$32,411	$3,227	$(29,731)
Total revenue	$16,152,121	$3,080,967	$926,286
Net income (loss) margin	(0.1)%	5.1%	(0.2)%
(1)Fluctuating and volatile digital asset prices primarily drive net change in unrealized appreciation (loss) on digital assets, which we exclude from the definition of Adjusted EBITDA because (i) such net change is not driven by the core results of the Company’s operations; (ii) removing such net change illustrates the way in which the Company’s products and services, instead of fluctuating and volatile digital asset prices, drive the sustainability of the Company’s operations, margins and growth; and (iii) digital assets on our balance sheet are considered long-term holdings and our investing activities in digital assets are not part of our revenue generating activities, which are based on transactions on our platform, staking revenue, subscriptions and services revenue and revenue generated from our Stablecoin-as-a-Service solution. Accordingly, net change in unrealized appreciation/loss on digital assets is materially all related to proprietary digital assets held for investment.
(2)Gain on disposal of assets related to asset purchase agreement represents the net proceeds from the sale of certain non-financial assets related to our WBTC solution. We received $115.0 million, which includes the release of restricted Bitcoin assets, and corresponding liabilities in connection with the transaction with BiT Global that moved our WBTC solution to the world’s first multi-jurisdictional and multi-institutional custody, as discussed elsewhere in this Annual Report on Form 10-K.
(3)Legal contingencies, settlements, and related costs includes (i) litigation costs of $0.3 million and $9.8 million in 2024 and 2025, respectively, associated with our ongoing suit against Galaxy alleging that Galaxy breached and wrongfully repudiated the terms of the Merger Agreement, by terminating Galaxy’s proposed $1.2 billion acquisition of the Company, (ii) legal fees borne by the Company of $0.2 million and nil in 2024, and 2025, respectively, and one-time bonus payments of $1.0 million made in 2024, in connection with the sale of certain assets related to our WBTC solution to BiT Global, as discussed elsewhere in this Annual Report on Form 10-K, (iii) legal fees borne by us of (a) $0.3 million and nil in 2024 and 2025, respectively, in connection with our acquisition of Brassica in 2024, and (c) $0.1 million and nil in 2024 and 2025, respectively, in connection with the settlement of a dispute over an issuance of certain shares of our convertible preferred stock, and (iv) professional fees borne by us of $0.4 million related to our initial public offering. See the section titled “Business—Legal Proceedings” for more information relating to our ongoing litigation with Galaxy.
(4)May not foot due to rounding.

Key Factors Impacting Our Performance

Price and Volatility of Digital Assets

Our core business revolves around providing custody, security, and trading and infrastructure solutions for a range of digital assets. Accordingly, our business correlates to trends in the broader digital assets market, including client sentiment and macroeconomic ongoings.

These factors largely impact price and volatility of digital assets, which underlie the foundation of our business model. Significant price increases or declines in digital assets can substantially influence the value of the assets on our platform, directly impacting our revenue due to our percentage-based fee model. Similarly, high volatility in the digital assets market continues to impact our operations, generating user and investor uncertainty that may potentially lower transaction volumes on our platform and revenue outcomes. In addition, while we support a wide range of digital assets, the digital assets, whether custodied or non-custodied, held by our clients in their accounts on our platform has historically been, and continues to be, concentrated in a small number of distinct digital assets (including Bitcoin, Ethereum, Sui, Solana and XRP). Therefore, declines in demand for such digital assets or in the prices of such digital assets could negatively impact our operating performance and financial condition.

While we have experienced fluctuations in our business related to these pricing and volatility uncertainties, we believe that the fundamentals of our business continue to be strong and resilient over time, which has resulted in trading activity on our platform progressively increasing since our inception.

See “Risk Factors – Risks Related to Our Business, Operations and Financial Positions – Our operating results have and will significantly fluctuate, including due to the highly volatile nature of digital assets” and “Risk Factors –Risks Related to Our Business, Operations and Financial Positions – Dependence on a relatively concentrated number of digital assets could expose us to significant revenue and operational risks” for further information on the risks relating to the price and volatility of digital assets.

Adoption of Digital Assets

Our origin story and go-forward mission have closely tracked the development of the digital asset economy. Increased adoption of digital assets and new use cases on top of blockchain in the past decade have translated to higher demand for secure custody, trading infrastructure and other related solutions that we provide.

Our business has expanded rapidly over time, and our conviction in the strength of the digital assets market is unwavering. The digital assets market has grown approximately 456% in size over the last five years to reach a total market capitalization of approximately $3.0 trillion as of December 31, 2025, with use cases continuing to expand. We believe that our unified suite of solutions: self-custody wallet, qualified custody, liquidity and prime, and infrastructure-as-a-service, will enable us to offer a variety of products and services to a growing total addressable market. In addition, we support over 1,770 digital assets as of December 31, 2025 and have helped pioneer institutional-grade multi-sig security architecture and cold storage solutions, which we believe provide a strong foundation for success.

See “Risk Factors – Risks Related to Our Business, Operations and Financial Positions – The future development and growth of digital assets is subject to a variety of factors that are difficult to predict and evaluate, and may not achieve future acceptance, or grow or develop as expected” for further information on the risks relating to the impact of the level of market adoption of digital assets on our business and financial condition.

Regulation in U.S. and International Markets

Our business is subject to various regulations in both the U.S. and international markets. In addition, the rules and regulations surrounding digital assets continue to evolve and the international regulatory landscape remains fragmented. As a result, we monitor regulatory changes closely and we expect to continue to invest significant resources in our legal, compliance, product and engineering teams to ensure our business practices comply with, and plan and prepare for, current and future regulations.

See “Business – Government Regulation” for further information on the regulatory framework to which we are subject, and “Risk Factors – Risks Related to Industry-Specific Regulatory and Public Policy” for further information on the risks relating to compliance with applicable laws and regulations or our failure to do so.

Client acquisition, Retention and Expansion

Our business is significantly impacted by our ability to acquire, retain and expand our client base, which presents several risks for us. Expansion of our client base, and increasing the services used by existing clients, are essential for our revenue growth as our total revenues are driven by the use of our services and products by our clients. Successfully managing user acquisition, retention and expansion strategies is crucial for our sustained growth and market leadership in the digital asset industry.

We have an ambitious goal to onboard a significant percentage of the institutional market, and believe that this is an achievable target even as institutional digital asset stakeholders proliferate with increasing digital asset adoption. Although the customer acquisition cost for institutional clients is generally higher than retail clients, we believe there is significantly more upside potential in deepening our relationship with institutional clients and in turn, offering additional solutions to them once they are within our ecosystem.

See “Risk Factors – Risks Related to Our Business, Operations and Financial Positions – We may fail or be unable to retain existing clients, add new clients, or prevent our clients from decreasing their level of engagement with our products, services and platform” for further information on the risks relating to our dependence on client acquisition, retention and expansion strategies.

Types and Number of Assets that We Provide Services for on Platform

Our business is significantly influenced by the types and number of digital assets we custody, presenting several associated risks. Not only does AoP correlate with our total revenues, but the range of digital assets supported also directly impacts our market appeal and potential client base. If we support fewer digital assets than our competitors, we risk losing clients to platforms that offer broader custody options. Conversely, supporting obscure or illiquid assets could expose us to increased operational and regulatory complexities, without a commensurate increase in revenue.

Adding new digital assets to our custody platform necessitates significant investment in research, development and security protocols. Failure to adequately protect these digital assets could result in breaches and loss of client assets, leading to financial loss and reputational damage. Furthermore, regulatory classifications of different digital assets are not uniform across jurisdictions. Uncertainty surrounding the legal status of certain assets could also limit our ability to custody them in specific regions, impacting our global reach.

Successfully navigating the challenges and unknowns related to the breadth and nature of custodied digital assets is crucial for our long-term viability and competitive positioning, and we believe that we have a demonstrated track record of success in this regard. We were one of the first to commercialize the multi-sig wallet, one of the first to introduce a trust structure to keep our clients’ assets safe from theft and loss, and one of the first to introduce prime brokerage services to allow our clients to better access the broader digital asset market. In addition, when the broader digital asset industry undergoes downturns, we are often chosen as the distributor of assets in bankruptcies due to our strong reputation and track record of “getting it right.” We played a key role in the Mt. Gox bankruptcy in 2014 by facilitating the distribution of digital assets during its bankruptcy process, and in 2024, we were selected by FTX Trading Ltd. and its affiliated debtors to assist in distributing recoveries to retail and institutional clients in supported jurisdictions, per the U.S. bankruptcy court-approved FTX Chapter 11 Plan of Reorganization.

See “Risk Factors – Risks Related to Our Business, Operations and Financial Positions” for a discussion of a variety of risks relating to the types and number of digital assets that we support on our platform.

Competitive Landscape

Our success as a business is dependent on our ability to win market share against our competitors and to keep pace in an ever-evolving competitive landscape. The digital assets services industry is increasingly crowded and also seeing increasing threats from new entrants, along with ongoing risk from traditional finance institutions that are increasingly entering the digital assets markets. We must continually invest in research and development to enhance our service offerings, maintain a competitive advantage, and reliably differentiate ourselves in the market. While we are confident in our ability to continue to lead across custody, staking, and our broad range of products and services, our ability to do so is subject to certain limitations and risks.

See “Risk Factors – Risks Related to Our Business, Operations and Financial Positions – We may be unable to keep pace with rapid industry changes to provide new and innovative products and services, which would cause a decline in the use of our products and services” and “Risk Factors – Risks Related to Our Business, Operations and Financial Positions – We may be unable to compete effectively as we operate in a highly competitive industry that also has unregulated or less regulated companies and companies with greater financial and other resources”, among other risk factors in “Risk Factors”, for further information on the risks relating to the potential impact of the competitive digital assets landscape on our business and financial condition.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of our Consolidated Financial Statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.

Below are the significant estimates and assumptions that we consider critical because they involve a significant amount of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations.

Revenue Recognition — We record revenue from total revenue, including sales of digital asset sales revenue, staking revenues, subscriptions and services revenue, Stablecoin-as-a-Service revenues, wallet solutions revenues, and lending fees. In addition, we also record other revenue, which include interest income from corporate treasury. The Company recognizes revenue when control of promised services or software is transferred to customers at an amount that reflects the consideration which we expect to be entitled to in exchange for those services or software.

We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer.

•Identification of the performance obligations in the contract.

•Determination of the transaction price.

•Allocation of the transaction price to the performance obligations in the contract.

•Recognition of revenue when, or as, a performance obligation is satisfied.

Digital Assets Sales Revenue

Digital assets sales revenue consists of the sales and purchases of digital assets on our platform. Accounting for the sale and purchase of digital assets depends on the nature of the asset, i.e., whether it is classified as a financial asset in accordance with ASC 860 or a digital intangible asset under ASU 2023-08. We account for such transactions in digital assets in the following ways:

•Financial assets, including certain stablecoins: Certain stablecoins, classified as financial assets, are accounted for in accordance with ASC 860. Under this guidance, such transactions are treated as transfers of financial assets, and only the net gain or loss, if any, is recognized as digital asset sales revenue.

•Digital Intangible Assets: We present revenue from the sale and purchase of digital intangible assets on a gross basis. When a trading customer requests a transaction for the purchase or sale of digital intangible assets, we may enter into an offsetting transaction with similar terms with a liquidity provider or exchange. However, these offsetting transactions are a customary practice and not a contractual requirement. We act as a counterparty in the separate transactions with the trading customer and the liquidity provider or exchange for the purchase or sale of digital intangible assets. Thus, the customer for revenue recognition purposes may be either the trading customer or the liquidity provider or exchange, depending to whom we are selling digital assets. Additionally, the we are primarily responsible for fulfilling the promise to the customer to transfer the digital intangible assets, the Company has inventory risk before the digital intangible assets have been transferred to the customer, and the Company has discretion in establishing the price of the digital intangible assets in the transaction with the customer, including adding discretionary spreads to current market price quotes. Accordingly, the Company controls the digital intangible assets prior to the settlement of the transaction and has determined that it acts as the principal which requires gross treatment for revenue and for corresponding costs. Revenue recognition is satisfied through a single performance obligation when control of the digital intangible asset purchased or proceeds from the sale of digital intangible assets have transferred to the customer, which occurs upon the execution of the purchase or sale transaction.

Staking Revenue

Staking revenue consists of revenues associated with our staking services. We allow customers to stake their assets on selected proof-of-stake blockchain networks. Our customers may select the amount and type of assets they wish to stake, and while such assets are staked, the customer retains ownership and control over the staked assets. Blockchain protocols, or the participants operating within them, compensate users for engaging in network-supporting activities—most commonly through participation in proof-of-stake mechanisms, although other consensus algorithms also exist. Customers who chose to stake their assets will delegate such assets to us or third-party staking validators selected by us. In exchange for providing validation and block creation services on proof-of-stake networks, the entity providing staking services is entitled to earn rewards in the form of the networks’ native tokens. Customers who have delegated assets to us or the third-party staking validator we selected are entitled to a percentage of the staking rewards, which are deposited into the platform customer’s account. The Company considers itself the principal in these transactions and, as such, presents such rewards earned on a gross basis.

Revenue is recognized when the block is successfully created or validated, and the reward is earned. The amount of revenue is measured at the fair value of the tokens at the time they become earned and claimable. Payments to customers who have delegated their assets are reported as staking fees, and payments to third-party staking validators are reported as a reduction in staking revenue.

Receivables related to staking services are denominated in digital assets and are measured at fair value. The changes in fair value of receivables denominated in digital assets are recognized in net income.

Subscriptions and Services Revenue

Subscriptions and services revenue consists primarily of providing digital intangible asset wallet solutions to institutional and retail customers in exchange for certain up-front fees plus monthly fees for providing access to the Company’s platform for multi-sig wallets that provide security and custody for digital assets. Subscriptions and services revenue is recognized monthly based on usage each month, with any onboarding fees recognized ratably over the contract duration, commencing when the service is made available to the customer (generally upon onboarding). Arrangements are generally for one year. The Company’s wallet solutions arrangements do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as a right to access the services. The right to access the services relating to digital intangible assets is a single performance obligation, which represents a series of distinct service periods over the duration of the contract. Contracts for wallet solutions contain fixed fees for onboarding and certain features, as well as variable usage-based fees subject to a monthly minimum. The Company does not include usage-based fees in the transaction price as such fees represent variable consideration allocable to the period in which it is earned. Customers are typically invoiced monthly in arrears based on usage subject to minimum monthly fees with payment terms of 30 days. In addition, as a separate distinct performance obligation, the Company custodies fiat currency on behalf of clients. BitGo is entitled to receive revenue from its underlying banking institution partners at which the client fiat is held. The Company recognizes revenue based on the volume of client fiat custodied and earning rates.

In addition, the Company also earns revenue from development fees for customized blockchain and software development kits. These fees are not subject to variability and the transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis, but if the performance obligations are delivered concurrently with the same pattern of transfer, the Company accounts for such obligations as if they were a single performance obligation.

Subscriptions and services revenue also includes lending fees. Interest income is generated from the Company’s loan receivable and is accrued when interest payments become contractually due. Fee income from digital intangible asset loans include revenue generated from lending digital intangible assets. The delivery of assets represents a single performance obligation and fees are accrued and recognized as they contractually become due. The Company may charge a fee for loan origination. Loans are placed on non-accrual status once they are delinquent for over 90 days.

Stablecoin-as-a-Service Revenue

The Company launched its Stablecoin-as-a-Service offering during fiscal year 2025. All issued and outstanding stablecoins are fully backed by equivalent fiat-denominated assets held in segregated reserve accounts. The Company segregates assets backing stablecoins issued by the Company to satisfy its obligations under all applicable regulatory requirements and commercial laws and classifies these assets as current based on their purpose and availability to fulfill its direct obligation to customers. The Company maintains no legal, equitable, financial or other ownership interest over the reserve assets. The reserve assets are maintained on a basis where they are held for the benefit of the Company’s stablecoin holders. Deposits received from customers from the issuance of stablecoins represent claims which are reflected as a liability classified as Deposits from stablecoin holders on the Consolidated Balance Sheet. The Company is obligated to redeem all stablecoins on a one for one basis for U.S. dollars, except in limited circumstances, such as when prohibited by law or court order or instances where fraud is suspected. As such, the Company does not have an unconditional right to deny a valid stablecoin redemption requests from customers.

The Company earns interest on these reserve assets and recognizes revenue on a gross basis, based on the total interest income earned. The Company also earns implementation and ongoing service fees for the issuance, reserve management, and transaction processing of white-labeled stablecoins. These fees can be paid based on the interest earned on the reserve management as defined in the fee schedule of the agreement.

Stock-Based Compensation

The Company measures and records stock-based compensation expense for all stock-based awards granted to employees and non-employee directors, including stock options and restricted stock units (“RSUs”). Stock-based compensation expense is measured at the grant-date fair value of the respective awards. The Company elected to record forfeitures as they occur in accordance with ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Pursuant to ASU 2016-09, the Company recognized all excess tax benefits and tax deficiencies in the income statement in the period the deduction arises.

Prior to the IPO, the Company granted RSUs that were subject to both time-based service and performance-based vesting conditions. The performance-based condition are tied to the occurrence of a qualifying event, defined as the earlier of (i) the closing of certain, specific liquidation or change in control transactions, or (ii) an initial public offering with aggregate gross proceeds to the Company of at least $50,000,000. Because the performance condition was not deemed probable until the IPO was completed, no stock-based compensation expense was recognized prior to the IPO. Upon completion of the IPO, the Company recorded a cumulative catch-up adjustment, calculated using the accelerated attribution method, for the portion of awards for which the service condition had been satisfied, and the remaining unrecognized expense is being recognized over the remaining requisite service period. As of December 31, 2025, no stock-based compensation expense had been recognized for awards with performance-based conditions for which a qualifying event was not yet considered probable.

Prior to the IPO, the fair market value of the Company's Class A common stock on the date of the grant was determined based on independent third-party valuations as there was no public market (as discussed in the section titled “—Common Stock Valuations” below). For RSUs granted subsequent to the IPO, the Company measures the fair value of RSUs based on the closing price of its Class A common stock and recognizes the expense on a straight-line basis, over the requisite service period, generally, a vesting period of four years.

The fair value of stock options is measured using the Black-Scholes Merton pricing model (“Black-Scholes”) and the related stock-based compensation expense is recognized over the requisite service period, generally the vesting period of four years. The Black-Scholes model requires the use of highly subjective assumptions, including:

Expected Volatility

Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Because we do not have sufficient trading history of our Class A common stock, the Company estimated volatility for option grants by evaluating the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the options’ expected term.

Expected Term

The expected term of the Company’s options represents the period that the stock options are expected to be outstanding. The Company uses a simplified method available to non-public companies to determine the expected term for the valuation of options. The Company has elected to use the midpoint of the stock options vesting term and contractual expiration period to compute the expected term, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post vesting employment termination behavior.

Risk-Free Interest Rate

The risk-free interest rate is based on the implied yield currently available on US Treasury zero-coupon issues with a term that is equal to the options’ expected term at the grant date.

Expected Dividend Yield

The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

Class A Common Stock Valuation

Prior to the Company’s IPO in December 2025, there was no public trading market for the Company’s Class A common stock. As a result, the fair value of the Company’s Class A common stock used to measure stock-based compensation expense for awards granted prior to the IPO was determined in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held Company Equity Securities Issued as Compensation.

In determining the estimated fair value of its Class A common stock prior to the IPO, the Company’s management exercised reasonable judgment and considered numerous objective and subjective factors, including, but not limited to:

•independent third-party valuations of our Class A common stock;

•the prices paid for common or convertible preferred stock sold to third-party investors by us and prices paid in secondary transactions, including any tender offers;

•the rights, preferences and privileges of our convertible preferred stock relative to those of our Class A common stock;

•our financial condition, results of operation and capital resources;

•the industry outlook;

•the valuation of comparable companies;

•the lack of marketability of our Class A common stock;

•the likelihood of achieving a liquidity event, such as an IPO or a sale of our company, given prevailing market conditions;

•the history and nature of our business, industry trends and competitive environment; and

•general macroeconomic outlook including economic growth, inflation, unemployment, interest rate environment and global economic trends.

Our board of directors determined the fair value of our common stock by first determining the enterprise value of our business, and then allocating the value among the various classes of our equity securities to derive a per share value of our Class A common stock. The enterprise value of our business was primarily estimated by reference to the closest round of equity financing or tender transaction preceding the date of the valuation. In a few cases, we also utilized the income or market approaches.

The income approach estimates enterprise value based on the estimated present value of future cash flows the business is expected to generate over its remaining life. The estimated present value is calculated using a discount rate reflective of the risks associated with an investment in a similar company in a similar industry or having a similar history of revenue growth. The market approach estimates value based on a comparison of the subject company to comparable public companies. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company.

In allocating the enterprise value of our business among the various classes of stock prior, we primarily used the option pricing method, which models each class of stock as a call option with a unique claim on our assets. After the allocation to the various classes of stock, a discount for lack of marketability (“DLOM”), is applied to arrive at a fair value of the common stock. A DLOM is meant to account for the lack of marketability of a stock that is not traded on public exchanges.

In addition, we also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange and assigned the transactions an appropriate weighting in the valuation of our common stock. Factors considered include the number of different buyers and sellers, transaction volume, timing relative to the valuation date, whether the transactions occurred between willing and unrelated parties, and whether the transactions involved investors with access to our financial information.

Application of these approaches involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our common stock.

Effective January 22, 2026, upon the completion of our IPO, it will not be necessary to determine the fair value of our Class A common stock, as the shares of our Class A common stock will be traded in the public market.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and loans and digital asset loans. The Company invests its excess cash in Bitcoin or in low-risk, highly liquid money market funds with major financial institutions. The Company closely monitors the extension of credit to its customers, while maintaining allowances, if necessary, for potential credit losses. On a regular basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses, based on a history of partial write-offs and collections and current credit conditions. Risks related to digital asset and loan receivables, including customer concentration limits, collateral and margin requirements, are monitored on a daily basis.

Key Components of Results of Operations

Revenue

Digital Assets Sales Revenue

Digital assets sales revenue consists of (a) the gross sales proceeds from the purchase and sales of digital intangible assets on our platform, expressed in U.S. dollar equivalent value, and (b) the net gain or loss, if any, recognized in connection with the purchase and sales of certain stablecoins that are classified as financial assets under ASC 860. We present digital assets sales revenue on a gross basis (other than the portion of digital assets sales revenue recognized in connection with sales and purchases on our platform of certain stablecoins that are classified as financial assets, which is recognized on a net basis). See the section titled “—Critical Accounting Policies and Estimates” for further information on how we recognize and present digital assets sales revenue, including gross revenue reporting.

Digital assets sales revenue is primarily driven by overall market dynamics, such as digital asset pricing, volatility and macroeconomic trends.

Staking Revenue

Staking revenue consists of the total rewards earned in connection with our staking solutions. Through our staking solutions, our clients may stake their digital intangible assets by delegating such assets to us or a third-party staking validator selected by us. The decision to use a third-party validator is based primarily on providing our clients with the ability to leverage a variety of providers or where we do not yet provide internal support for a newly launched network. We or such third-party staking validator participate in PoS blockchain networks on behalf of our clients, and earn rewards in the form of the networks’

native tokens in exchange for providing validation or block creation services to such networks. We present staking revenue on a gross basis. See the section titled “—Critical Accounting Policies and Estimates” for further information on how we recognize and present staking revenue, including gross revenue reporting.

Subscriptions and Services Revenue

Subscriptions and services revenue consists primarily of providing digital intangible asset wallet solutions to institutional and retail customers in exchange for certain up-front, plus monthly fees for providing access to our platform for multi-sig wallets that provide security and custody for digital assets. Subscriptions and services revenue is recognized monthly based on usage each month, with any onboarding fees recognized ratably over the contract duration, commencing when the service is made available to the customer (generally upon onboarding).

Subscriptions and services revenue also encompass our Crypto-as-a-Service offering, which allows clients to issue and manage the issuance of their own digital assets. Subscriptions and services revenue also consists of interest income from loan receivables and fee income from digital intangible assets loan receivables. Interest income generated from our loan receivables is accrued when interest payments become contractually due. Fee income from digital intangible asset loans includes revenue generated from lending digital intangible assets. In some instances, we may charge a fee for loan origination.

In addition, subscriptions and services revenue also includes fees related to our WBTC solution. Fee income is recognized when the performance obligation of issuing a WBTC, referred to as a mint event, occurs. Fee income is also recognized upon the redemption of the WBTC, referred to as a burn event.

Stablecoin-as-a-Service Revenue

Stablecoin-as-a-Service revenue, which we launched in 2025, allows institutional clients to issue U.S. dollar-backed stablecoins using our regulated trust infrastructure. We earn implementation and ongoing service fees for the issuance, reserve management, and transaction processing of white-labeled stablecoins. These fees can be paid based on the interest earned on the reserve management as defined in the fee schedule of the agreement.

Interest Income

Interest income consists primarily of interest earned on the portion of our cash and cash equivalents in our treasury that is held in money market accounts and money market funds.

Expenses

Digital Assets Sales Costs

Digital assets sales costs represents the cost basis of the digital intangible assets transferred corresponding to our digital assets sales revenues.

Staking Fees

Staking fees consist primarily of rewards earned by, and distributed to, customers utilizing the Company’s validation infrastructure corresponding to our staking revenues.

Stablecoin sponsor fees

Stablecoin sponsor fees primarily consist of interest income earned on fiat reserves owed to the institutional client that issues US-dollar backed stablecoins through our Stablecoin-as-a-Service Solution.

Interest Expense

Interest expense includes charges related to servicing our borrowing obligations to support its lending product.

Compensation and Benefits

Compensation and benefits expenses consist primarily of employees’ salaries, bonuses, travel, amortization of equity awards, and other items, such as benefits.

General and Administrative Expenses

General and administrative expenses consist of professional fees, equipment and technology, occupancy, insurance, marketing, sales-related and other expenses.

Amortization and Depreciation

Amortization and depreciation expenses consist of amortization of intangible assets and equipment and software.

Other Income

Net Change in Unrealized Appreciation on Digital Assets

Net change in unrealized appreciation on digital assets reflects the remeasurement of our owned and controlled digital assets to fair value at each financial reporting date.

Gain on Disposal of Assets

The gain on disposal of assets represents the net proceeds from the sale of digital assets and assets associated with an asset purchase agreement.

Goodwill Impairment

Goodwill is tested for impairment at least annually, or more frequently if events or changes in circumstances suggest that the fair value of a reporting unit may be less than its carrying amount. An impairment loss is recognized when the carrying amount of a reporting unit exceeds its estimated fair value.

Provision for (benefit from) Income Taxes

Provision for (benefit from) income taxes includes the provision for (benefit from) income taxes in the U.S. and other jurisdictions. As we expand our international business activities, any changes in a jurisdiction’s taxation of such activities may increase our overall provision for income taxes in the future.

Results of Operations

The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

Consolidated Statement of Operations

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue
Total revenue	$16,152,121	$3,080,967	$926,286
Expenses
Digital assets sales cost	15,544,500	2,531,063	787,244
Staking fees	344,518	419,286	76,248
Stablecoin sponsor fees	63,993	—	—
Interest expense	10,848	1,630	1,363
Compensation and benefits	104,171	79,939	62,995
General and administrative expenses	75,989	52,817	33,893
Amortization and depreciation	4,026	3,216	1,139
Total expenses	$16,148,045	$3,087,951	$962,882
Income (loss) from operations	$4,076	$(6,984)	$(36,596)
Other income
Net change in unrealized appreciation on digital assets	(38,708)	112,001	35,134
Goodwill impairment charge	—	(36,496)	—
Gain on disposal of assets	11,109	117,427	187
Total other income (loss)	$(27,599)	$192,932	$35,321
Income (loss) before income taxes	$(23,523)	$185,948	$(1,275)
Provision for (benefit from) income taxes	(8,741)	29,394	843
Net income (loss)	$(14,782)	$156,554	$(2,118)

	Year Ended December 31,
	2025	2024	2023
	(as percentage of revenue)
Revenue
Total revenue	100.0%	100.0%	100.0%
Expenses
Digital assets sales cost	96.2	82.2	85.0
Staking fees	2.1	13.6	8.2
Stablecoin sponsor fees	0.4	—	—
Interest expense	0.1	0.1	0.1
Compensation and benefits	0.6	2.6	6.8
General and administrative expenses	0.5	1.7	3.7
Amortization and depreciation	—	0.1	0.1
Total expenses	100.0	100.2	104.0
Income (loss) from operations	—	(0.2)	(4.0)
Other income
Net change in unrealized appreciation on digital assets	(0.2)	3.6	3.8
Goodwill impairment charge	—	(1.2)	—
Gain on disposal of assets	0.1	3.8	—
Total other income (loss)	(0.2)	6.3	3.8
Income (loss) before income taxes	(0.1)	6.0	(0.1)
Provision for (benefit from) income taxes	(0.1)	1.0	0.1
Net income (loss)	(0.1)%	5.1%	(0.2)%

Comparison of Years Ended December 31, 2025, 2024, and 2023

Total Revenue

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Digital assets sales	$15,577,366	$2,543,019	$793,281
Staking revenue	385,007	459,573	79,018
Subscriptions and services revenue	121,499	77,443	52,691
Stablecoin-as-a-Service revenue	66,730	—	—
Interest income	1,519	932	1,296
Total revenue	$16,152,121	$3,080,967	$926,286

Digital assets sales revenue

2025 Compared to 2024

Digital asset sales revenue increased by $13,034.3 million, or 512.6%, for the year ended December 31, 2025 compared to the same period in the prior year.

The increase was primarily attributable to higher digital asset trading activity resulting from the expansion of trading pairs on the platform, increased activity from existing clients, and an expanding client base. We present digital assets sales revenue on a gross basis (other than the portion of digital assets sales revenue recognized in connection with sales and purchases on our platform of certain stablecoins that are classified as financial assets, which is recognized on a net basis) because of our role as principal for accounting purposes in sales and purchases of digital intangible assets. As a result, the significant volume of digital intangible asset transactions on our platform results in significant digital assets sales revenue with corresponding digital assets sales costs. For the year ended December 31, 2025, digital assets sales costs increased by $13,013.4 million, or 514.1%, over the corresponding period in the prior year.

2024 Compared to 2023

Digital asset sales revenue increased by $1,749.7 million, or 220.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by a rise in institutional investors’ trading activity, improving macroeconomic conditions, stronger investor sentiment, and higher digital asset prices. We present digital assets sales revenue on a gross basis (other than the portion of digital assets sales revenue recognized in connection with sales and purchases on our platform of certain stablecoins that are classified as financial assets, which is recognized on a net basis) because of our role as principal for accounting purposes in sales and purchases of digital intangible assets. The significant volume of digital intangible asset transactions on our platform results in significant digital assets sales revenue with corresponding digital assets sales costs. For example, digital assets sales costs increased by $1,743.8 million, or 221.5%, over the corresponding period.

Staking revenue

2025 Compared to 2024

Staking revenue decreased by $74.6 million, or 16.2%, for the year ended December 31, 2025 compared to the same period in the prior year, primarily driven by volatility in digital asset prices. We present staking revenue on a gross basis because of our role as principal for accounting purposes in connection with our clients’ staking activities. As a result, the significant volume of staking activities on our platform results in staking revenue with corresponding staking fees. For the year ended December 31, 2025, staking fees decreased by $74.8 million, or 17.8%, over the corresponding period in the prior year.

2024 Compared to 2023

Staking revenue increased by $380.6 million, or 481.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily driven by an increase in the total rewards earned in connection with our staking solutions derived from both greater Assets Staked and higher digital asset prices. We present staking revenue on a gross basis because of our role as principal for accounting purposes in connection with our clients’ staking activities. The significant volume of staking activities on our platform results in staking revenue with corresponding staking fees. For example, staking fees increased by $343.0 million, or 449.9%, over the corresponding period.

Subscriptions and services revenue

2025 Compared to 2024

Subscriptions and services revenue increased by $44.1 million, or 56.9%, for the year ended December 31, 2025 compared to the same period in the prior year. The increase was primarily driven by an increase in the number of clients, growth in professional services projects, and higher lending activity.

2024 Compared to 2023

Subscriptions and services revenue increased by $24.8 million, or 47.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by an increase in digital intangible asset wallet solutions due to higher volume and higher digital asset prices.

Stablecoin-as-a-Service revenue

Stablecoin-as-a-service revenue increased by $66.7 million, or 100.0%, for the year ended December 31, 2025 compared to the same period in the prior year. The increase results from the launch of this new service during fiscal year 2025. We earn interest on stablecoin reserve assets and recognize that revenue on a gross basis. We recognize stablecoin sponsor fees, which largely offset the interest revenue. For the year ended December 31, 2025, stablecoin sponsor fees increased by $64.0 million, or 100.0%, over the corresponding period in the prior year.

Interest income

2025 Compared to 2024

Interest income increased by $0.6 million, or 63.0% for the year ended December 31, 2025 compared to the same period in the prior year. The increase was primarily attributable to an increase in fiat treasury investments.

2024 Compared to 2023

Interest income decreased by $0.4 million, or 28.1% for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily driven by a decrease in loan receivables and fee income from digital intangible assets loan receivables.

Expenses

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Digital assets sales cost	$15,544,500	$2,531,063	$787,244
Staking fees	344,518	419,286	76,248
Stablecoin sponsor fees	63,993	—	—
Interest expense	10,848	1,630	1,363
Compensation and benefits	104,171	79,939	62,995
General and administrative expenses	75,989	52,817	33,893
Amortization and depreciation	4,026	3,216	1,139
Total expenses	$16,148,045	$3,087,951	$962,882

Digital Assets Sales Costs

2025 Compared to 2024

Digital assets sales costs increased by $13,013.4 million, or 514.1%, for the year ended December 31, 2025 compared to the same period in the prior year. The increase was primarily attributable to higher transaction volumes driven by the expansion of trading pairs on the platform, increased activity from existing clients, and growth in the overall client base.

2024 Compared to 2023

Digital assets sales costs increased by $1,743.8 million, or 221.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by a higher volume of digital intangible asset sales and purchases on our platform, with such higher volume resulting from a rise in institutional investors’ trading activity, improving macroeconomic conditions, stronger investor sentiment, and higher digital asset prices.

Staking Fees

2025 Compared to 2024

Staking fees decreased by $74.8 million, or 17.8%, for the year ended December 31, 2025 compared to the same period in the prior year. The decrease was primarily driven by the volatility in digital asset prices.

2024 Compared to 2023

Staking fees increased by $343.0 million, or 449.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by higher staking revenue derived from both greater Assets Staked and higher digital asset prices.

Stablecoin Sponsor Fees

Stablecoin sponsor fees increased by $64.0 million, or 100.0%, for the year ended December 31, 2025 compared to the same period in the prior year. The increase was driven by the launch of this new service during fiscal year 2025.

Interest Expense

2025 Compared to 2024

Interest expense increased by $9.2 million, or 565.5%, for the year ended December 31, 2025 compared to the same period in the prior year. The increase in interest expense was primarily attributable to higher borrowings and related interest charges resulting from increased fiat treasury investment to support the expansion of our lending product.

2024 Compared to 2023

Interest expense increased by $0.3 million, or 19.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in interest expense was primarily driven by higher borrowings and interest charges to support the expansion of our lending product.

Compensation and Benefits

2025 Compared to 2024

Compensation and benefits expenses increased by $24.2 million, or 30.3%, for the year ended December 31, 2025 compared to the same period in the prior year, primarily driven by increased headcount as a result from our continued investments in research and development initiatives and go-to-market teams.

2024 Compared to 2023

Compensation and benefits expenses increased by $16.9 million, or 26.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by the April 2023 reduction in force and subsequent hiring of additional staff to advance product innovation and strengthen support functions in 2024.

General and Administrative Expenses

2025 Compared to 2024

General and administrative expenses increased by $23.2 million, or 43.9%, for the year ended December 31, 2025 compared to the same period in the prior year. The increase was driven primarily by increased professional services fees, audit, and accounting fees to support the Company’s initial public offering initiatives. In addition, we recorded a one-time customer accommodation charge to address a loss arising from an inaccurately processed digital asset transaction. The matter has been addressed, and management has implemented enhanced measures designed to mitigate the risk of similar issues in the future.

2024 Compared to 2023

General and administrative expenses increased by $18.9 million, or 55.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was driven primarily by higher costs for temporary staff and consultants, along with increased legal expenses to support product development and international expansion initiatives, higher subscription platform fees, increased investments in marketing and conference activities and a higher bad debt allowance.

Amortization and Depreciation Expenses

2025 Compared to 2024

Amortization and depreciation expenses increased by $0.8 million, or 25.2%, for the year ended December 31, 2025 compared to the same period in the prior year. The increase was driven primarily by amortization and depreciation charges related to intangible assets acquired through the Brassica and HeightZero acquisitions, as well as higher capital expenditures and capitalized development costs incurred in fiscal year 2025.

2024 Compared to 2023

Amortization and depreciation expenses increased by $2.1 million, or 182.4%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was driven primarily by an increase in amortization of our digital intangible assets due to our acquisition of Brassica in February 2024.

Other Income (Loss)

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net change in unrealized appreciation/(loss) on digital assets	$(38,708)	$112,001	$35,134
Goodwill impairment charge	—	(36,496)	—
Gain on disposal of assets	11,109	117,427	187
Total other income (loss)	$(27,599)	$192,932	$35,321

Net Change in Unrealized Appreciation (Los) on Digital Assets

2025 Compared to 2024

Net change in unrealized appreciation (loss) on digital assets decreased by $150.7 million, or 134.6%, for the year ended December 31, 2025 compared to the same period in the prior year. The decrease in net change in unrealized appreciation of digital assets was primarily driven by volatility in digital asset prices.

2024 Compared to 2023

Net change in unrealized appreciation (loss) on digital assets increased by $76.9 million, or 218.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in net change in unrealized appreciation of digital assets was primarily driven by the price appreciation of digital assets held in our treasury, 88% of which consisted of BTC as of December 31, 2024. The trading price of BTC increased from $44,160 on January 1, 2024 to $93,800 on December 31, 2024.

Goodwill Impairment

No goodwill impairment charges were recognized for the year ended December 31, 2025. In fiscal year 2024, we recorded a goodwill impairment of $36.5 million to reduce the carrying amount of goodwill related to the acquisition of Brassica in February 2024.

Gain on Disposal of Assets

2025 Compared to 2024

Gain on disposal of assets decreased by $106.3 million, or 90.5%, for the year ended December 31, 2025 compared to the same period in the prior year. The decrease in gain on disposal of assets was primarily due to a one time gain recognized during the year ended December 31, 2024 in connection with the sale of certain assets related to WBTC.

2024 Compared to 2023

Gain on disposal of assets increased by $117.2 million, or 62,695.2%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in gain on disposal of assets was primarily driven by the net proceeds from the sale of assets under an asset purchase agreement in connection with the sale of certain assets related to our WBTC solution in which we received $115.0 million (which includes the release of restricted Bitcoin assets, and corresponding liabilities in connection with the transaction), as well as gains from the disposal of digital assets held in the Company’s treasury.

Provision for (Benefit from) Income Taxes

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands)
Provision for (benefit from) income taxes	$(8,741)	$29,394	$843

2025 Compared to 2024

Income taxes decreased by $38.1 million, or 129.7%, for the year ended December 31, 2025 compared to the same period in the prior year. The decrease was primarily due to a net deferred tax benefit driven by a reduction in deferred tax liabilities on digital assets and unrealized gains, partially offset by higher state income tax expense. The deferred tax benefit in fiscal year 2025 reflects the mark‑to‑market adjustment on our crypto positions and the release of certain reserves, whereas in fiscal year 2024 included a significant increase in deferred tax liabilities associated with the appreciation of digital assets.

2024 Compared to 2023

Income taxes increased by $28.6 million, or 3,386.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to our increased taxable income in 2024, which resulted from an increased amount of digital asset sales revenue, staking revenue and subscription and services revenue.

Liquidity and Capital Resources

Prior to our IPO, we have financed our operations primarily through issuances of preferred stock, cash generated from operations, and holdings in our Bitcoin treasury reserve. As of December 31, 2025, our primary sources of liquidity were our cash and cash equivalents of $106.3 million, excluding cash and cash equivalents segregated for the benefit of stablecoin holders - restricted. As of December 31, 2025 our digital intangible assets included both treasury and borrowed Bitcoin. The Company owned Bitcoin treasury held as of December 31, 2025 was 1,673 BTC with a fair value of $146.4 million based on observable market prices, representing approximately 3.2% of our total assets.

In January 2026, we completed our IPO, in which we sold 11,026,365 shares of Class A common stock, resulting in net proceed of $175.5 million after deducting underwriting discounts and other offering costs. In addition, selling stockholders sold 795,230 shares of Class A common stock in the IPO at the public offering price of $18.00 per share, from which we did not receive any proceeds.

In connection with the closing of the IPO, all shares of the Company’s then outstanding convertible preferred stock were automatically converted into a total of 60,778,788 shares of Class A common stock.

In connection with the IPO, we issued 608,113 shares of our Class A common stock upon settlement of the restricted stock units (“RSUs”) for which a liquidity-event performance-based vesting condition was satisfied upon the completion of the IPO and for which the service-based vesting condition had also been satisfied as of that date. Of the shares issued, 257,449 shares were withheld to satisfy employee tax withholding obligations. Based on the IPO price of $18.00 per share, we expect to pay approximately $4.0 million in taxes on net share settlement of these RSUs.

Our material cash requirements from known contractual and other obligations consist of our obligations under operating leases for office space and contractual obligations for hosting services to support our business operations. See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 13 — Commitments and Contingencies” for additional discussion of our principal contractual commitments.

We believe our available cash, available borrowings and cash generated from operations will be adequate to meet our future liquidity needs for at least the next twelve months. Our future capital requirements will depend on many factors, including but not limited to price and volatility of digital assets, the adoption of digital assets, our growth rate, client acquisition, retention and expansion, our ability to increase our Bitcoin holdings as part of our Bitcoin treasury strategy, our headcount, our sales and marketing activities, the introduction of new products and offerings, and potential merger and acquisition activity and other strategic initiatives.

We may be required to seek additional equity or debt financing from time to time. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations and financial condition. See “Risk Factors—Risks Related to Finance, Accounting and Tax—We may require additional capital to support business growth, and this capital might not be available” for more information.

Off-Balance Sheet Arrangements

During the year ended December 31, 2025, 2024 and 2023, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Net cash generated from operating activities was $30.0 million for the year ended December 31, 2025, primarily driven by net loss generated during the period of $14.8 million, partially offset by non-cash adjustments totaling $1.2 million. These adjustments primarily consisted of fair value changes related to digital assets, stock-based compensation, and depreciation and amortization. Additionally, changes in working capital contributed to operating cash flow, including $80.9 million generated from the sale of digital assets, offset by net cash use of $3.9 million from changes in accounts receivable (net), other assets, accounts payable and other liabilities.

Net cash generated from operating activities was $10.7 million for the year ended December 31, 2024. The increase in operating cash flow was primarily driven by net income generated during the period of $156.6 million, partially offset by non-cash adjustments totaling $145.9 million. These adjustments primarily consisted of fair value changes related to digital assets, impairment charges, stock-based compensation, and depreciation and amortization. Additionally, changes in working capital contributed to operating cash flow, including $115.9 million generated from the sale of digital assets, offset by net cash use of $45.3 million from changes in accounts receivable (net), other assets, accounts payable and other liabilities.

Net cash used in operating activities was $51.1 million for the year ended December 31, 2023. The net use in operating cash flow was primarily driven by net loss incurred during the period of $2.1 million and non-cash adjustments totaling $49.0 million. These adjustments primarily consisted of fair value changes related to digital assets, stock-based compensation, and depreciation and amortization. Additionally, changes in working capital contributed to operating cash flow, including $1.4 million generated from the sale of digital assets which was offset by a net cash use of $5.3 million from changes in accounts receivable (net), other assets, accounts payable and other liabilities.

Investing Activities

Net cash used in investing activities was $114.3 million for the year ended December 31, 2025. This cash outflow was primarily driven by $89.2 million in net loan originations and repayments, $12.7 million invested in digital assets, and $12.5 million in equipment and software purchases.

Net cash used in investing activities was $58.9 million for the year ended December 31, 2024. This cash outflow was primarily driven by $41.2 million in net loan originations and repayments, $20.6 million invested in digital assets, and $2.1 million in equipment and software purchases. These uses of cash were partially offset by $4.9 million received from a business combination completed during the period.

Net cash used in investing activities was $34.8 million for the year ended December 31, 2023. This use of cash was primarily driven by $35.0 million invested in digital assets, $24.0 million in net loan originations and repayments, $25.0 million in the disposition of digital assets received for asset sale, and $0.3 million invested in equipment and software.

Financing Activities

Net cash generated from financing activities was $3,416.7 million for the year ended December 31, 2025, primarily driven by $3,313.5 million in deposits from stablecoin holders, $88.8 million in proceeds received from borrowings, net of repayment, to support loan originations, $29.4 million in net fiat currency received and returned as collaterals, $42.7 million related to customer activity pending settlement, $1.5 million in proceeds from stock option exercises.

Net cash generated from financing activities was $89.5 million for the year ended December 31, 2024, primarily driven by $30.0 million in borrowings to support loan originations, $29.3 million from fiat currency received as collateral, $41.0 million of customer activity pending settlement, $2.4 million in proceeds from a joint venture and $1.5 million in proceeds from the issuance of preferred stock. These inflows were partially offset by $15.0 million in cash used to repurchase certain previously issued preferred shares.

Net cash generated by financing activities was $50.2 million for the year ended December 31, 2023. Net cash generated from financing activities was primarily driven by $49.9 million in proceeds from the issuance of preferred stock and $0.3 million of cash received from the issuance of common stock through option exercises.

Recent Accounting Pronouncements

Refer to Note 2 of the notes to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for a full description of recently adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and the fluctuation in the market value of digital assets.

Interest Rate Risk

Prevailing short-term interest rates have a significant impact on our profitability, as a portion of our revenue and net income is generated from interest earned on client funds held in segregated accounts, as well as on the Company’s corporate cash and cash equivalents. Higher interest rates typically increase the interest income earned. The Company also generates interest income through its lending products, with the rates charged being influenced by the broader short-term interest rate environment. While rising rates can enhance lending-related income, they may also increase borrowing costs, potentially limiting our access to capital on favorable terms. Conversely, declining interest rates may reduce both interest income and lending fees, which could adversely affect the Company’s profitability. As of December 31, 2025 and 2024, a hypothetical 100 basis points increase or decrease in interest rates would not have had a material effect on our financial results.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, which is also the functional currency of our foreign subsidiaries. Substantially all of our revenue is currently denominated in U.S. dollars, with only an insignificant amount generated from international sales in foreign currencies. Accordingly, our revenue is not presently subject to significant foreign currency exchange risk, however, this exposure may increase as our international operations expand. Our operating expenses are denominated in the currencies of the countries in which we operate. As a result, our primary exposure to foreign currency risk arises from transactions denominated in Euros, British Pounds, Korean Won, and Singapore Dollars. As a result, our consolidated results of operations and cash flows are subject to fluctuations resulting from changes in foreign currency exchange rates and may be adversely affected by future changes in such rates. We may use derivative instruments or other financial tools to manage foreign currency exposure, no such instruments were outstanding or entered into during the years ended December 31, 2025, 2024, or 2023. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have a material impact on our operating results.

Market Risk of Digital Assets

A significant portion of our total revenue is generated from transaction fees associated with the purchase, sale and trading of digital assets on our platform. These fees are structured either as a fixed amount or as a percentage of the transaction value and may vary based on payment method and transaction size. In addition to transaction-based revenue, we also derive substantial income from our subscription and services offerings.

Our financial performance is subject to digital asset price risk, with profitability partially dependent on the market value of certain digital assets. Historically, digital asset prices—and by extension, our operating results—have exhibited considerable volatility on a quarterly basis. There is no guarantee that future price movements will mirror historical patterns. Declines in the market value of key digital assets have adversely affected our earnings in the past and could negatively impact future profitability, cash flows, liquidity, and our ability to meet ongoing and future financial obligations.

As part of our treasury strategy, we also hold digital assets, primarily Bitcoin, as long-term investments. Effective January 1, 2023, we adopted ASU 2023-08, which requires the presentation of these assets at fair value at each reporting date, with changes in fair value recognized in net income. Digital asset prices have been historically volatile; for example, Bitcoin has exhibited an average annualized standard deviation of daily price returns of approximately 50%, as measured over the last 3 year period ending December 31, 2024. A hypothetical 50.0% increase or decrease in the fair value of our Bitcoin holdings would have resulted in an impact on net income of approximately $73.2 million, $109.5 million, and $40.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Item 8. Financial Statements and Supplementary Data

BITGO HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of BitGo Holdings, Inc.
Palo Alto, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BitGo Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Digital Assets Safeguarded

As described in Note 13 to the financial statements, the Company holds digital assets in custody on behalf of both the Company and its customers.

We identified auditing the digital assets safeguarded as a critical audit matter due to the high degree of auditor judgement and subjectivity in evaluating the Company’s rights and obligations related to digital assets, including circumstances where Company and customer holdings may be commingled at the blockchain address level. In addition, the audit effort required to evaluate management’s reconciliation procedures and verify the existence, rights and obligations of digital assets required specialized skills and the involvement of more experienced audit personnel.

The primary procedures to address this critical audit matter included the use of more experienced audit personnel to be involved in:

•Testing controls related to key generation, transaction authorization and physical access

•Evaluating whether digital asset balances were appropriately segregated between Company-owned digital assets and assets held on behalf of customers
•Evaluating the completeness of digital assets through obtaining external information and performing reconciliation procedures
•Evaluating the existence of digital assets through obtaining external information from public blockchains and confirmation procedures
•Evaluating the rights and obligations relating to digital assets through confirmation procedures
•Evaluating the relevance and reliability of information obtained from public blockchains
•Obtaining evidence of management’s control of the private keys required to access digital assets held through procedures that included challenge transfers and observing the movement of selected digital assets

/s/ Crowe LLP

We have served as the Company's auditor since 2021.

Franklin, Tennessee
March 26, 2026

BitGo Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$106,275	$87,424
Cash and cash equivalents segregated for the benefit of stablecoin holders - restricted	3,313,527	—
Accounts receivables, net of allowance for credit losses	15,774	21,846
Loan receivables	176,655	87,488
Digital intangible assets loan receivables, at fair value	30,774	9,343
Digital intangible assets, at fair value	344,439	249,475
Digital intangible assets collateral, at fair value	260,358	188,961
Deferred tax assets	7,130	2,801
Other current assets	272,270	25,336
Total current assets	4,527,202	672,674
Equipment and software, net	13,180	2,244
Operating lease right-of-use assets	6,346	4,092
Intangible assets, net	1,226	3,721
Other non-current assets	713	546
Total assets	$4,548,667	$683,277
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,955	$4,500
Deferred revenue, current	4,710	4,696
Deposits from stablecoin holders	3,313,527	—
Borrowings	118,848	30,000
Borrowings of digital intangible assets, at fair value	233,687	—
Obligations to return collateral, at fair value	400,132	227,676
Deferred tax liability, current	7,674	18,741
Operating lease liabilities, current	2,483	1,442
Other current liabilities	135,125	64,432
Total current liabilities	4,226,141	351,487
Operating lease liabilities, non-current	3,978	2,919
Total liabilities	4,230,119	354,406
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock A, $0.0001 par value - 139,950,076 shares authorized as of December 31, 2025 and 2024; 33,822,318 and 32,419,520 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3	3
Common stock B, $0.0001 par value - 140,000,000 and nil shares authorized as of December 31, 2025 and 2024, respectively; 8,855,382 and nil shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	—
Common stock F, $0.0001 par value - 18,507,269 shares authorized as of December 31, 2025 and 2024; nil and 7,600,717 shares issued and outstanding as of December 31, 2025 and 2024,respectively	—	1

Series C-2 convertible preferred stock, $0.0001 par value - 2,669,743 shares authorized as of December 31, 2025 and 2024; 2,614,528 shares issued and outstanding as of December 31, 2025 and 2024 (liquidation preference of $41,952)	41,963	41,963
Series C-1 convertible preferred stock, $0.0001 par value - 93,482 shares authorized, issued, and outstanding as of December 31, 2025 and 2024 (liquidation preference of $1,500)	1,486	1,486
Series C convertible preferred stock, $0.0001 par value - 12,464,321 shares authorized as of December 31, 2025 and 2024; 5,383,136 shares issued and outstanding as of December 31, 2025 and 2024, respectively (liquidation preference of $86,285)	86,285	86,285
Series B-3 convertible preferred stock, $0.0001 par value - 7,000,000 shares authorized as of December 31, 2025 and 2024; 5,972,572 and 5,976,760 shares issued and outstanding as of December 31, 2025 and 2024, respectively (liquidation preference of $23,907)	14,651	14,661
Series B-2 convertible preferred stock, $0.0001 par value - 1,896,757 shares authorized, issued, and outstanding as of December 31, 2025 and 2024 (liquidation preference of $3,500)	2,963	2,963
Series B-1 convertible preferred stock, $0.0001 par value - 4,235,374 shares authorized, issued, and outstanding as of December 31, 2025 and 2024 (liquidation preference of $15,000)	14,959	14,959
Series B convertible preferred stock, $0.0001 par value - 16,820,400 shares authorized as of December 31, 2025 and 2024; 16,820,350 shares issued and outstanding as of December 31, 2025 and 2024 (liquidation preference of $45,899)	42,310	42,310
Series A convertible preferred stock, $0.0001 par value - 21,005,676 shares authorized, issued, and outstanding as of December 31, 2025 and 2024 (liquidation preference of $13,465)	11,913	11,913
Series Seed preferred convertible stock, $0.0001 par value - 2,780,080 shares authorized as of December 31, 2025 and 2024; 2,756,913 and 2,780,080 shares issued and outstanding as of December 31, 2025 and 2024, respectively (liquidation preference of $2,459)	5,950	6,000
Minority interest	1,953	2,429
Additional paid-in capital	32,006	27,011
Retained earnings	62,105	76,887
Total stockholders’ equity	318,548	328,871
Total liabilities and stockholders’ equity	$4,548,667	$683,277

See accompanying notes to consolidated financial statements.

BitGo Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue
Total revenue	$16,152,121	$3,080,967	$926,286
Expenses
Digital assets sales cost	15,544,500	2,531,063	787,244
Staking fees	344,518	419,286	76,248
Stablecoin sponsor fees	63,993	—	—
Interest expense	10,848	1,630	1,363
Compensation and benefits	104,171	79,939	62,995
General and administrative expenses	75,989	52,817	33,893
Depreciation and amortization	4,026	3,216	1,139
Total expenses	16,148,045	3,087,951	962,882
Income (loss) from operations	4,076	(6,984)	(36,596)
Net change in unrealized appreciation (loss) on digital assets	(38,708)	112,001	35,134
Goodwill impairment charge	—	(36,496)	—
Gain (loss) on disposal of assets	11,109	117,427	187
Total other income (loss)	(27,599)	192,932	35,321
Income (loss) before income taxes	(23,523)	185,948	(1,275)
Provision for (benefit from) income taxes	(8,741)	29,394	843
Net income (loss)	$(14,782)	$156,554	$(2,118)
Net income (loss) attributable to common stockholders, basic and diluted	(14,782)	$54,124	$(2,118)
of which:
Basic net income (loss) attributable to common stock - Class A	$(11,753)	$43,630	$(1,693)
Basic net income (loss) attributable to common stock - Class B	$(863)	$—	$—
Basic net income (loss) attributable to common stock - Class F	$(2,166)	$10,494	$(425)
Diluted net income (loss) attributable to common stock - Class A	$(11,753)	$46,787	$(1,693)
Diluted net income (loss) attributable to common stock - Class B	$(863)	$—	$—
Diluted net income (loss) attributable to common stock - Class F	$(2,166)	$7,337	$(425)
Net income (loss) per share:
Basic - Class A	$(0.38)	$1.38	$(0.06)
Basic - Class B	$(0.38)	$—	$—
Basic - Class F	$(0.38)	$1.38	$(0.06)
Diluted - Class A	$(0.38)	$0.90	$(0.06)
Diluted - Class B	$(0.38)	$—	$—
Diluted - Class F	$(0.38)	$0.90	$(0.06)
Weighted-average shares used to compute net income (loss) per share:
Basic - Class A	30,727	31,602	30,297
Basic - Class B	2,256	—	—
Basic - Class F	5,664	7,601	7,601
Diluted - Class A	30,727	52,060	30,297
Diluted - Class B	2,256	—	—
Diluted - Class F	5,664	8,164	7,601

See accompanying notes to consolidated financial statements.

BitGo Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

		Balance at January 1, 2025	Common stock issued in connection with exercises of stock options	Common stock issued in connection with conversion of convertible shares	Stock-based compensation expense	Minority interest	Net loss	Balance at December 31, 2025

Common Stock Class A	Shares	32,419,520	2,630,108	(1,227,310)	—	—	—	33,822,318
	Amount	$3	—		—	—	—	$3
Common Stock Class B	Shares	—		8,855,382				8,855,382
	Amount	$—		1				$1
Common Stock Class F	Shares	7,600,717	—	(7,600,717)	—	—	—	—
	Amount	$1	—	(1)	—	—	—	$—
Preferred Stock Series Seed	Shares	2,780,080	—	(23,167)	—	—	—	2,756,913
	Amount	$6,000	—	(50)	—	—	—	$5,950
Preferred Stock Series A	Shares	21,005,676	—		—	—	—	21,005,676
	Amount	$11,913	—		—	—	—	$11,913
Preferred Stock Series B	Shares	16,820,350	—		—	—	—	16,820,350
	Amount	$42,310	—		—	—	—	$42,310
Preferred Stock Series B-1	Shares	4,235,374	—		—	—	—	4,235,374
	Amount	$14,959	—		—	—	—	$14,959
Preferred Stock Series B-2	Shares	1,896,757	—		—	—	—	1,896,757
	Amount	$2,963	—		—	—	—	$2,963
Preferred Stock Series B-3	Shares	5,976,760	—	(4,188)	—	—	—	5,972,572
	Amount	$14,661	—	(10)	—	—	—	$14,651
Preferred Stock Series C	Shares	5,383,136	—		—	—	—	5,383,136
	Amount	$86,285	—		—	—	—	$86,285
Preferred Stock Series C-1	Shares	93,482	—		—	—	—	93,482
	Amount	$1,486	—		—	—	—	$1,486
Preferred Stock Series C-2	Shares	2,614,528	—		—	—	—	2,614,528
	Amount	$41,963	—		—			$41,963
Minority Interest		$2,429	—		—	(476)	—	$1,953
Additional Paid-in Capital		$27,011	1,546	60	3,389		—	$32,006
Retained Earnings		$76,887	—		—		(14,782)	$62,105
Total		$328,871	$1,546	$—	$3,389	$(476)	$(14,782)	$318,548

		Balance at January 1, 2024	Repurchase of Series C shares	Stock issued in connection with Series C-1 & C-2 financing	Deferred stock consideration related to the HeightZero asset purchase agreement	Common stock issued in connection with exercises of stock options	Stock-based compensation expense	Minority interest	Net income	Balance at December 31, 2024
Common Stock Class A	Shares	31,260,390	—	—	—	1,159,130	—	—	—	32,419,520
	Amount	$3	—	—	—	—	—	—	—	$3
Common Stock Class F	Shares	7,600,717	—	—	—	—	—	—	—	7,600,717
	Amount	$1	—	—	—	—	—	—	—	$1
Preferred Stock Series Seed	Shares	2,780,080	—	—	—	—	—	—	—	2,780,080
	Amount	$6,000	—	—	—	—	—	—	—	$6,000
Preferred Stock Series A	Shares	21,005,676	—	—	—	—	—	—	—	21,005,676
	Amount	$11,913	—	—	—	—	—	—	—	$11,913
Preferred Stock Series B	Shares	16,820,350	—	—	—	—	—	—	—	16,820,350
	Amount	$42,310	—	—	—	—	—	—	—	$42,310
Preferred Stock Series B-1	Shares	4,235,374	—	—	—	—	—	—	—	4,235,374
	Amount	$14,959	—	—	—	—	—	—	—	$14,959
Preferred Stock Series B-2	Shares	1,896,757	—	—	—	—	—	—	—	1,896,757
	Amount	$2,963	—	—	—	—	—	—	—	$2,963
Preferred Stock Series B-3	Shares	5,976,760	—	—	—	—	—	—	—	5,976,760
	Amount	$14,661	—	—	—	—	—	—	—	$14,661
Preferred Stock Series C	Shares	6,317,960	(934,824)	—	—	—	—	—	—	5,383,136
	Amount	$101,285	(15,000)	—	—	—	—	—	—	$86,285
Preferred Stock Series C-1	Shares	—	—	93,482	—	—	—	—	—	93,482
	Amount	$—	—	1,486	—	—	—	—	—	$1,486
Preferred Stock Series C-2	Shares	—	—	2,614,528	—	—	—		—	2,614,528
	Amount	$—	—	41,963	—	—	—		—	$41,963
Minority Interest		$—	—	—	—	—	—	2,429	—	$2,429
Additional Paid-in Capital		$22,383	—	—	1,675	277	2,676		—	$27,011
Retained Earnings		$(79,667)	—	—	—	—	—		156,554	$76,887
Total		$136,811	$(15,000)	$43,449	$1,675	$277	$2,676	$2,429	$156,554	$328,871

		Balance at January 1, 2023	Adoption of accounting principle ASU 2023-08, Accounting for and Disclosure of Crypto Assets	Adoption of accounting principle ASU 2016-13, Measurement of Credit Losses on Financial Instruments	Stock issued in connection with Series C financing	Deferred stock consideration related to the HeightZero asset purchase agreement	Common stock issued in connection with exercises of stock options	Stock-based compensation expense	Net loss	Balance at December 31, 2023
Common Stock Class A	Shares	29,832,682	—	—	—	—	1,427,708	—	—	31,260,390
	Amount	$3	—	—	—	—	—	—	—	$3
Common Stock Class F	Shares	7,600,717	—	—	—	—	—	—	—	7,600,717
	Amount	$1	—	—	—	—	—	—	—	$1
Preferred Stock Series Seed	Shares	2,780,080	—	—	—	—	—	—	—	2,780,080
	Amount	$6,000	—	—	—	—	—	—	—	$6,000
Preferred Stock Series A	Shares	21,005,676	—	—	—	—	—	—	—	21,005,676
	Amount	$11,913	—	—	—	—	—	—	—	$11,913
Preferred Stock Series B	Shares	16,820,350	—	—	—	—	—	—	—	16,820,350
	Amount	$42,310	—	—	—	—	—	—	—	$42,310
Preferred Stock Series B-1	Shares	4,235,374	—	—	—	—	—	—	—	4,235,374
	Amount	$14,959	—	—	—	—	—	—	—	$14,959
Preferred Stock Series B-2	Shares	1,896,757	—	—	—	—	—	—	—	1,896,757
	Amount	$2,963	—	—	—	—	—	—	—	$2,963
Preferred Stock Series B-3	Shares	5,976,760	—	—	—	—	—	—	—	5,976,760
	Amount	$14,661	—	—	—	—	—	—	—	$14,661
Preferred Stock Series C	Shares	—	—	—	6,317,960	—	—	—	—	6,317,960
	Amount	$—	—	—	101,285	—	—	—	—	$101,285
Additional Paid-in Capital		$19,680	—	—	—	1,541	290	872	—	$22,383
Accumulated Deficit		$(221,541)	143,631	361	—	—	—	—	(2,118)	$(79,667)
Total		$(109,051)	$143,631	$361	$101,285	$1,541	$290	$872	$(2,118)	$136,811

See accompanying notes to consolidated financial statements.

BitGo Holdings. Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities:
Net Income (loss)	$(14,782)	$156,554	$(2,118)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,389	2,676	872
Depreciation and amortization	4,026	3,216	1,139
Provision for credit losses	1,861	3,659	1,673
Goodwill impairment	—	36,496	—
Digital asset fair market value adjustment	34,660	(116,322)	(35,134)
Digital intangible assets received as revenue payments	(59,604)	(55,530)	(12,110)
Digital intangible assets used as accounts payable payments	21,514	7,588	933
Gain on disposal of digital intangible assets	(11,109)	(2,479)	(187)
Gain on disposal of digital intangible assets received related to disposal of WBTC assets	—	(115,000)	—
Change in fair value of receivables denominated in digital intangible assets	4,683	(1,342)	—
Change in fair value of payables denominated in digital intangible assets	(635)	5,648	—
Loss (gain) on disposable of equipment	—	(5)	16
Changes in assets and liabilities
Accounts receivable, net	(472)	(13,759)	(5,499)
Digital intangible assets	65,248	113,393	1,256
Deferred tax asset	(4,329)	(2,801)	—
Other assets	(24,156)	(36,348)	(429)
Accounts payables	5,147	(2,420)	2,417
Deferred revenue	14	1,444	(2,137)
Deferred tax liability	(11,067)	18,741	—
Other liabilities.	15,583	7,274	(1,803)
Net cash provided by (used in) operating activities	29,971	10,683	(51,111)
Cash flow from investing activities:
Purchase of equipment and capitalization of internally developed software costs	(12,467)	(2,079)	(301)
Business combinations, net of cash acquired	—	4,908	—
HeightZero asset purchase	—	—	(702)
Purchase of digital intangible assets for treasury	(12,691)	(20,593)	(35,004)
Disposition of digital assets received for asset sale	—	—	25,000
Origination of loans receivable	(305,576)	(100,538)	(34,300)
Repayment of loans receivable	216,409	59,383	10,350
Proceeds from the sale of assets	—	2	113
Net cash used in investing activities	(114,325)	(58,917)	(34,844)
Cash flow from financing activities:
Proceeds from the issuance of common stock upon exercise of options	1,546	277	290
Proceeds from minority interest in joint venture	(476)	2,429	—
Proceeds from borrowings to support loans	158,665	30,000	—
Repayment of borrowings	(69,817)	—	—
Deposits from stablecoin holders, net of redemptions	3,313,527	—	—
Proceeds from non custodial customer assets pending settlement	42,659	40,956	—
Fiat currency returned as collateral	(29,372)	—	—
Fiat currency received as collateral	—	29,325
Repurchase of Series C shares	—	(15,000)	—
Proceeds from issuance of Series C financing	—	—	49,908
Proceeds from issuance of Series C-1 financing	—	1,486	—

Net cash provided by financing activities	3,416,732	89,473	50,198
Net increase (decrease) in cash and cash equivalents	3,332,378	41,239	(35,757)
Cash and cash equivalents, beginning of period	87,424	46,185	81,942
Cash and cash equivalents, end of period	$3,419,802	$87,424	$46,185

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$106,275	$87,424	$46,185
Cash and cash equivalents segregated for the benefit of stablecoin holders - restricted	3,313,527	—	—
Total cash, cash equivalents, and restricted cash	$3,419,802	$87,424	$46,185

Supplemental cash disclosure:
Cash paid for income taxes	$14,344	$2,446	$242
Cash paid for interest	$4,851	$1,640	$1,363
Supplemental non cash disclosure:
Operating lease liabilities arising from obtaining right of use assets	3,165	2,113	772
Stock consideration for Brassica business acquisition	—	41,963	—
Extinguishment of contingent liability from HeightZero asset purchase with stock	—	1,674	—
Digital assets received for asset sale	—	90,000	25,000
Interest expense related to convertible note, Payment In Kind	—	—	1,363
Conversion of convertible note including accrued interest	—	—	51,377
Deferred stock consideration related to the HeightZero asset purchase agreement	—	—	1,541
Equipment and Software received in exchanged for liability	—	—	2,975
Adoption of new accounting principle related to digital asset fair value	—	—	143,631
Adoption of new accounting principle related to ASC-326, CECL	—	—	361
Digital intangible assets received as collateral	931,221	206,514	61,341
Digital intangible assets returned as collateral	680,110	128,097	22,445
Origination of borrowings of digital intangible assets	329,792	—	—
Repayment of borrowings of digital intangible assets	34,702	—	—
Origination of digital intangible asset loans	80,687	6,830	—
Repayment of digital intangible asset loans	43,303	—	—
Digital assets transferred to lenders for collateral for borrowing	149,781	—	—

See accompanying notes to consolidated financial statements.

BitGo Holdings, Inc.
Notes to Consolidated Financial Statements

Note 1. Description of Business

BitGo, Inc. was incorporated in Delaware in 2011 under the name “Whensoon, Inc.”, which was amended to “Twist and Shout, Inc.” later in 2011 and then to “BitGo, Inc.” in 2014. BitGo Holdings, Inc. was incorporated in Delaware in 2017, as part of a series of transactions between BitGo Holdings, Inc.(a newly formed entity at such time) and BitGo, Inc. In 2018, BitGo, Inc. became a wholly-owned subsidiary of BitGo Holdings, Inc., and the stockholders of BitGo, Inc. became stockholders of BitGo Holdings, Inc. The Company provides various offerings to its clients including multi-signature blockchain wallet solutions allowing for secure storage, trade settlement, staking solutions, and lending of digital assets. The Company also provides professional services to develop smart contracts.

The Company is headquartered in Sioux Falls, South Dakota. The Company has wholly owned subsidiaries located in Palo Alto, California, San Francisco, California, New York, New York, London, England, Tokyo, Japan, Berlin, Germany, Zug, Switzerland, Chennai, India, Copenhagen, Denmark, Hong Kong, Dubai, and Singapore. The Company’s wholly owned subsidiaries, BitGo Bank & Trust Company, NA, BitGo New York Trust Company LLC, BitGo GmbH and BitGo Europe GmbH are trust companies licensed with and regulated by the Office of the Comptroller of the Currency, New York Department of Financial Services (“NYDFS”), Swiss Financial Services Standards Association (VQF), and BaFin respectively. In addition, the Company, as part of a joint venture, is in the process of applying for a regulatory license in South Korea. The Company’s revenues are derived primarily from operations in the United States, Dubai, Germany, Singapore, and Hong Kong.

Initial Public Offering — In January 2026, the Company completed its initial public offering (“IPO”), and its Class A common stock began trading on the New York Stock Exchange under the symbol “BTGO” on January 22, 2026. The Company sold 11,026,365 shares of its Class A common stock at $18.00 per share, generating approximately $198.5 million in gross proceeds. An additional 795,230 shares were sold by certain selling stockholders at $18.00 per share for approximately $14.3 million in gross proceeds, from which the Company received no proceeds. Net proceeds to the Company were approximately $175.5 million, after deducting underwriting discounts and other offering expenses. Upon the completion of the IPO, all shares of the Company’s then outstanding convertible preferred stock automatically converted into an aggregate of 60,778,788 shares of common stock.

Risks and Uncertainties —The Company is subject to a number of risks similar to those of other early-stage companies, including, but not limited to, a limited operating history; the potential need for additional capital or financing to fund operating losses; competition from alternative offerings and services, both from other early stage and larger more established companies; protection of proprietary technology; and dependence on key individuals.

The limited history of digital asset markets has shown that market participants must continually adapt to technological change and to innovate new solutions in order to secure and safeguard assets. The regulatory environment for the custody of digital intangible assets is complex, evolving, and uncertain, requiring the Company to allocate resources in legal, accounting, compliance, technology, and other functions that could impact the Company’s consolidated financial statements. Future regulatory rules adopted domestically and internationally may impose obligation and restrictions on how the Company manages and conducts its business activities in the future.

The growth of the digital assets industry in general is subject to a high degree of uncertainty and volatility. The Company is dependent on fee-based business for a majority of its revenue that may be materially impacted by how its customers and other market participants engage in activities around transfers of digital assets. In addition, the Company holds positions in digital assets, which are subject to a high degree of uncertainty and volatility, including the ability to liquidate those positions at favorable prices, impacting the Company’s consolidated financial statements.

As a digital asset custodian, the Company is responsible for the safeguarding of customer digital assets. A cybersecurity incident, or a failure to protect the Company’s computer systems, networks, and information, and clients’ information against cybersecurity threats, could result in the theft, loss, unauthorized access to, disclosure, use, or alteration of digital assets. Any such incident or failure could adversely impact the Company’s ability to conduct businesses and impact the Company’s consolidated financial statements.

While we believe that our custodial arrangements, including those associated with BitGo’s custodial operations, are all permissible under existing laws and regulations, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, or new interpretations of existing laws, and regulations may be issued by such bodies or the judiciary, which may adversely affect BitGo’s ability to provide custodial solutions or our use of third-party custodians.

Our technological infrastructure depends, in part, on the virtual cloud infrastructure hosted by third party vendors. Although we have disaster recovery plans that utilize multiple locations, any incident affecting the third-party providers infrastructure could adversely affect our cloud-native platform. A prolonged service disruption would adversely impact our ability to service our customers and could damage our reputation with current and potential customers, expose us to liability, result in substantial costs for remediation, could cause us to lose customers, or otherwise harm our business, financial condition and results of operations.

The assets under custody are covered by insurance, with a $250.0 million limit, which covers digital assets in the event of theft or loss of keys. There is a risk that such insurance policy could be insufficient to cover all losses or that Company’s insurers would seek to deny coverage for a claim, even where BitGo believes that its insurance policies cover an applicable loss.

Additionally, digital intangible asset loans extended to clients carry counterparty risk. The Company assesses such risks on each transaction including the probability that the counterparty may not fulfill its contractual obligations which may result in a default. Any contractual default by a counterparty may have a material impact on the Company’s business and impact the Company’s consolidated financial statements.

Liquidity and Capital Resources — Historically, the Company has incurred significant net losses and negative cash flows from operations. The Company primarily financed its operations and development primarily through private placements of preferred stock, and more recently, through an initial public offering of its Class A common stock.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation — The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation — The consolidated financial statements include the accounts of BitGo Holdings, Inc. and subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In our opinion, all adjustments, which include normal recurring adjustments necessary for a fair presentation, have been included.

Reclassification — Certain prior period amounts reported in the Company’s Consolidated Financial Statements and notes thereto have been reclassified to conform to the current period’s presentation, with no impact on previously reported operating results or financial position.

Use of Estimates — The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting period. Management evaluates its estimates and assumptions on an ongoing basis, including those related to revenue recognition, stock-based compensation, concentration of credit risk, Class A common stock valuation, valuation for deferred tax assets and liabilities, the measurement of liabilities for uncertain tax positions, assumptions used in estimating the allowance for credit losses. In developing these estimates and assumptions, management considers historical experience and other relevant factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ.

Segment Information — The Company’s Chief Operating Decision Maker (“CODM”), the chief executive officer, reviews discrete financial information presented on a consolidated basis for purposes of regularly making operating decisions, allocation of resources, and assessing financial performance. The Company operates its business in one operating segment and, therefore, has one reportable segment.

The CODM uses consolidated net income (loss) to measure segment profit or loss in order to identify underlying trends in the performance of the business for purposes of allocating resources and evaluating financial performance. The Company’s objective in making resource allocation decisions is to optimize the consolidated financial results. Digital assets sales revenue, net of digital assets sales cost, staking revenue, net of staking fees, and subscription and services revenue at the consolidated level are used by the CODM to evaluate profit and loss. Significant segment expenses that the CODM reviews and utilizes to manage the Company’s operations are Compensation and benefits, legal and professional fees, other expenses and amortization and depreciation at the consolidated level, which are presented in the Company’s consolidated statements of operations. Other segment items included in consolidated net income include other income, and provision for (benefit from) income taxes which are presented in the Company’s consolidated statements of operations.

The table below provides details on reported segment revenue, segment profit or loss, and key segment expenses:

	Year Ended December 31,
	2025	2024	2023
Revenue
Total Revenue	$16,152,121	$3,080,967	$926,286
Expenses
Digital assets sales cost	15,544,500	2,531,063	787,244
Staking fees	344,518	419,286	76,248
Stablecoin sponsor fees	63,993	—	—
Interest expense	10,848	1,630	1,363
Compensation and benefits	104,171	79,939	62,995
Legal and professional fees	44,261	26,008	15,628
Other (1)	31,728	26,809	18,265
Depreciation and amortization	4,026	3,216	1,139
Total Expenses	16,148,045	3,087,951	962,882
Income (loss) from operations	4,076	(6,984)	(36,596)
Other income (loss)	(27,599)	192,932	35,321
Income (loss) before income taxes	(23,523)	185,948	(1,275)
Provision for (benefit from) income taxes	(8,741)	29,394	843
Net income (loss)	$(14,782)	$156,554	$(2,118)
_______________
(1) Other expenses include insurance, marketing, equipment and technologies, occupancy and other expenses.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash and cash equivalents. As of December 31, 2025, and 2024, cash and cash equivalents consists primarily of investments in U.S. dollar-denominated money market funds, checking, and savings deposits. The Company’s cash balances exceed those that are federally insured.

In accordance with Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, the Company determined the fair value hierarchy of its money market fund accounts as Level 1, as the valuation is based on quoted prices in active markets. The fair value of the Company’s money market fund, excluding restricted cash and cash equivalents segregated for the benefit of stablecoin holders, approximated $49.1 million and $15.9 million, as of December 31, 2025, and 2024, respectively.

Cash and cash equivalents segregated for the benefit of stablecoin holders – restricted — Cash and cash equivalents segregated for the benefit of stablecoin represent cash and cash equivalents maintained in segregated bank accounts that are held for the exclusive benefit of stablecoin holders.

The Company segregates assets backing stablecoins issued by BitGo to satisfy its obligations under all applicable regulatory requirements and commercial laws and classifies these assets as current based on their purpose and availability to fulfill its direct obligation to customers. The Company maintains no legal, equitable, financial or other ownership interest over the reserve assets. The reserve assets are maintained on a basis where they are held by the Company for the benefit of stablecoin holders and are restricted as to use for any purpose other than to redeem stablecoin holders’ deposits. As of December 31, 2025, and 2024, the assets backing stablecoins, included within Cash and cash equivalents segregated for the benefit of stablecoin holders, amounted to $3.3 billion and nil, respectively. The Company earns interest on these reserve assets and recognizes revenue on a gross basis, based on the total interest income earned, which is reflected in revenue as Stablecoin-as-a-Service revenue.

Accounts Receivable and Allowance for Credit Losses — Accounts receivables represent unpaid outstanding invoice amounts less allowance for credit losses. The Company evaluates its accounts receivable to determine whether an allowance for credit losses is necessary or if any balances should be written off. This evaluation is based on specific knowledge of a customer, past history of write-offs, collections, and other factors. Management evaluates the allowance for credit losses on a monthly basis. The Company recognizes an allowance for credit losses on trade and other receivables to present the net amount expected to be collected as of the balance sheet date. Prior to the adoption of ASU 2025-05, such allowance is based on the expected credit losses to arise over the life of the receivable, which includes consideration of past events and historical loss experience, current events and reasonable expectations of future events. Following the adoption of ASU 2025-05, the Company elected to apply a practical expedient for current accounts receivable, assuming that conditions as of the balance sheet date remain unchanged for the remaining life of the receivable. Receivables are written off when deemed uncollectible. A receivable is considered past due if payment is not received based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The allowance for credit losses was $2.0 million and $2.5 million, as of December 31, 2025, and 2024, respectively.

Loan Receivables and Digital Intangible Assets Loan Receivables — The Company originates loans to its institutional customers who meet the Company’s risk assessment criteria. The Company classifies these loans as held for investment and the loans are recorded at amortized cost and generally structured on a demand basis. That is, the borrower or the Company as lender, may generally call or put the loan at their discretion, without penalty. There was no deferred or unamortized origination fee as of December 31, 2025 and 2024. As part of the lending arrangements, the Company receives digital intangible assets and fiat currency as collateral, which are unrestricted. All the loan receivables are substantially over collateralized. In the event that the value of the collateral falls below a specific threshold, the Company has the ability to make collateral calls to request the borrower deposit additional capital. After a prespecified period of time, the Company may call the loan to the borrower and in the event of nonpayment liquidate the collateral as satisfaction of the loan. Digital intangible assets loan receivables are recorded at fair value each reporting period and changes from remeasurement are recognized in net income. The Company’s policy is to regularly evaluate its credit exposure to each borrower to determine whether to provide an allowance for loan loss. As of December 31, 2025 and 2024, no loan receivables are past due, and the Company did not record an allowance for credit losses.

Digital Intangible Assets — Under U.S. GAAP, digital intangible assets are accounted for in accordance with ASU 2023-08, Accounting for and Disclosure of Crypto Assets. These “Digital Intangible Assets” are a medium of exchange. The assets consist of coins or tokens that are built on a blockchain. The Company acquires digital intangible assets through cash purchases and payments from customers. The Company presents digital intangible assets at fair value at each financial reporting period and changes from remeasurement are recognized in net income.

Digital Intangible Assets as Collateral — As part of its digital asset lending arrangements, the Company may require borrowers to provide digital intangible assets or fiat currency as collateral to secure against the risk of default. Collateral received is generally under the Company’s control upon receipt and is not subject to restrictions. Digital intangible assets received as collateral are measured at fair value at each reporting period, with changes in fair value recognized in net income. Fiat currency received as collateral was classified as cash and cash equivalents on the Company’s balance sheet as of December 31, 2024. The Company did not hold any fiat currency collateral as of December 31, 2025.

Equipment and Software — Equipment and software consists primarily of information technology-related equipment, furniture and leasehold improvements. Equipment and software are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of three years for employee-related computers, other office equipment, and site-related computer hardware and software, and seven years for furniture. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset.

The Company capitalizes costs related to software it develops or obtains for internal use. The costs capitalized include both internal and external direct and incremental costs. General and administrative costs related to developing or obtaining such software are expensed as incurred. Development costs incurred during the preliminary or maintenance project stages are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized using the straight-line method over the useful life of the software, generally not exceeding three years. Amortization begins when the software is ready for its intended use. Capitalized internally developed software costs are included in equipment and software, net in the consolidated balance sheets.

Business Combinations — The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may extend up to one year from the acquisition date, the Company may record adjustments to the fair values of the acquired tangible and intangible assets and assumed liabilities, with corresponding changes recorded to goodwill or, if applicable, as a bargain purchase gain. Additionally, uncertain tax positions and tax-related valuation allowances are initially established as part of the acquisition accounting. The Company continues to gather information and reassess these estimates and assumptions throughout the measurement period, recording any necessary adjustments to the preliminary estimates as changes to goodwill. Upon the conclusion of the measurement period – or upon final determination of the fair values of the acquired assets and assumed liabilities, whichever occurs first – any subsequent adjustments are recorded in the consolidated statement of operations.

Goodwill — Goodwill represents the excess of the purchase price (i.e., the fair value of the consideration transferred) over the fair value of the identifiable net assets acquired—including both tangible and intangible assets—in a business combination. In accordance with the Company’s accounting policy, only customer-related intangible assets that can be sold or licensed independently of other assets of the acquired business are recognized separately. Non-competition agreements and other non-transferable intangible assets are not recognized separately and are instead included within goodwill. The Company accounts for goodwill in accordance with ASC 350-20. Goodwill is tested for impairment least annually, or more frequently if events or changes in circumstances suggest that the fair value of a reporting unit may be less than its carrying amount. An impairment loss is recognized when the carrying amount of a reporting unit exceeds its estimated fair value. Such losses are recorded in profit or loss and are not reversed in subsequent periods. As of December 31, 2025 and 2024, there was no goodwill recorded on the Company’s consolidated balance sheets. For the years ended December 31, 2025, 2024, and 2023, the Company recognized goodwill impairment charges of nil, $36.5 million, and nil, respectively.

Acquired Intangible Asset — Acquired intangible assets primarily consist of developed technology and trade name acquired through business combination. Those intangible assets are deemed to have finite useful lives and are amortized over their estimated useful lives on a straight-line basis. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Amortization of acquired intangible assets is recorded under amortization and depreciation in the consolidated statements of operations. There were no impairment charges to acquired intangible assets for the years ended December 31, 2025, 2024, and 2023.

Impairment of Long-Lived Assets — Long-lived assets with finite lives consists of equipment and software, capitalized internally developed software for use, and right-of-use (ROU) assets. The Company evaluates the recoverability of these assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets held and used is measured by comparing the carrying amount of the asset or asset group to the estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds the estimated future net cash flows, the Company recognizes an impairment charge equal to the amount by which the carrying amount exceeds the fair value of the asset or asset group. No impairment charges were recognized for equipment and software, capitalized internally developed software for use, or ROU assets for any of the periods presented.

Deposits from Stablecoin Holders — Funds received from customers from the issuance of stablecoins represent claims which are reflected as a liability classified as deposits from stablecoin holders on the consolidated balance sheet. BitGo is obligated to redeem all stablecoins on a one for one basis for U.S. dollars, except in limited circumstances, such as when prohibited by law or court order or instances where fraud is suspected. As such, the Company does not have an unconditional right to deny valid stablecoin redemption requests from stablecoin holders.

Borrowings — The Company enters into arrangements with counterparties to borrow fiat currency to support its lending business. The obligation is fulfilled by returning fiat currency in accordance with the contractual terms of the borrowing agreements.

Borrowings of Digital Intangible Assets, at fair value — To facilitate the Company’s lending program, the Company may enter into arrangements with counterparties to borrow digital intangible assets. Borrowed digital intangible assets are measured at fair value and remeasured at each reporting date. Fair value is determined in accordance with ASC 820, Fair Value Measurement, using quoted prices in the Company’s principal market for each digital asset as of the measurement date. Changes in fair value are recognized in earnings within net change in unrealized appreciation on digital assets. The Company’s borrowings of digital intangible assets may be structured as either fixed-term arrangements with maturities of one year or less or as open-ended agreements that are repayable at the option of either the Company or the lender. These borrowings typically bear a fee payable by the Company to the lender, calculated as a percentage of the digital assets borrowed. Such fees are accrued and recognized over the term of the borrowing to allocate the cost of the borrowing to the periods in which the related obligations are outstanding. Fees associated with these borrowings are presented as interest expense in the consolidated statements of operations.

Other Current Assets — Other current assets consist primarily of prepaid expenses, prepaid income taxes, collateral on deposit with lenders, and assets related to trading business that remain in a settlement position at December 31, 2025, and 2024.
Collateral on deposit with lenders is derecognized when control is surrendered, at which time a corresponding collateral receivable is recognized within other current assets in the Consolidated Balance Sheets.

Obligation to Return Collateral — As part of lending arrangements, the Company may require cash or digital asset collateral from its borrowers as security in the event of borrower default. Digital assets received as collateral that are controlled by the Company are accounted for under ASU 2023-08, Accounting for and Disclosure of Crypto Assets. The Company recognizes an obligation to return the collateral in an amount equal to fair value of the digital intangible assets received at each financial reporting period and changes from remeasurement are recognized in net income.

Other Current Liabilities — Other current liabilities consists primarily of accrued compensation and related benefits, and accrued general and administrative expenses, and liabilities related to trading business that remain in a settlement position at December 31, 2025 and 2024.
Revenue Recognition — The Company records revenue, including digital assets sales revenue, staking revenue, subscriptions and services, Stablecoin-as-a-Service revenue, and interest income. The Company recognizes revenue when control of promised services or software is transferred to customers in an amount that reflects the consideration which the Company expects to be entitled to in exchange for those services or software.

The Company determines revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer.

•Identification of the performance obligations in the contract.

•Determination of the transaction price.

•Allocation of the transaction price to the performance obligations in the contract.

•Recognition of revenue when, or as, a performance obligation is satisfied.

Digital Assets Sales Revenue — Digital assets sales revenue consists of the sales and purchases of digital assets on our platform. Accounting for the sale and purchase of digital assets depends on the nature of the asset – i.e., whether it is classified as a financial asset in accordance with ASC 860 or a digital intangible asset under ASC 350. The Company accounts for such transactions in digital assets in the following ways:

•Financial assets, including certain stablecoins: Certain stablecoins, classified as financial assets, are accounted for in accordance with ASC 860. Under this guidance, such transactions are treated as transfers of financial assets, and only the net gain or loss, if any, is recognized as digital asset sales revenue.

•Digital Intangible Assets: The Company presents revenue from the sale and purchase of digital intangible assets on a gross basis. When a trading customer requests a transaction for the purchase or sale of digital intangible assets, the Company may enter into an offsetting transaction with similar terms with a liquidity provider or exchange. However, these offsetting transactions are a customary practice and not a contractual requirement. The Company acts as a counterparty in the separate transactions with the trading customer and the liquidity provider or exchange for the purchase or sale of digital intangible assets. Thus, the customer for revenue recognition purposes may be either the trading customer or the liquidity provider or exchange, depending to whom the Company is selling digital assets. Additionally, the Company is primarily responsible for fulfilling the promise to the customer to transfer the digital intangible assets, the Company has inventory risk before the digital intangible assets have been transferred to the customer, and the Company has discretion in establishing the price of the digital intangible assets in the transaction with the customer, including adding discretionary spreads to current market price quotes. Accordingly, the Company controls the digital intangible assets prior to the settlement of the transaction and has determined that it acts as the principal which requires gross treatment for revenue and for corresponding costs. Revenue recognition is satisfied through a single performance obligation when control of the digital intangible asset purchased or proceeds from the sale of digital intangible assets have transferred to the customer, which occurs upon the execution of the purchase or sale transaction.

Staking Revenue — Staking revenue consists of revenues associated with the Company’s staking solutions. BitGo enters into staking addendums with custodial customers under which custodial customers’ assets may be staked on selected proof-of-stake blockchain networks. Custodial customers select the amount and type of assets they wish to stake, and while such assets are staked, the custodial customer retains ownership and control over the staked assets.

Under the staking addendum, the Company obtains the right to use custodial customers’ assets for staking purposes (the “Delegation Right”). With its Delegation Right, the Company determines how, when, and with whom assets are staked, including the selection of validators, the ability to re-delegate in accordance with protocol rules, and the assumption of risks associated with staking (e.g., slashing, performance variability). The Company may delegate staked assets to third-party validators or perform validation services using its own infrastructure.

When the Company chooses to delegate to a third-party validator, the Company transfers to the validator its right to use the delegated assets for validation activities (the “Intermediate Delegation Service”). In these cases, the Company has concluded that the validator is its customer. When the Company performs validation activities directly, it considers the relevant blockchain network to be its customer by analogy to Topic 606. In both scenarios, the Company has concluded it is the principal and, therefore, presents revenues on a gross basis. When performing validation services directly, the Company controls the validation services provided to the blockchain network. When performing the Intermediate Delegation Service, the Company obtains from custodial customers and controls the Delegation Right before that right is provided by the Company to a third-party validator.

On certain protocols, the total amount of staking rewards is unknown until the end of a defined validation cycle (often referred to as an epoch). In such cases, revenue may be constrained until the end of the epoch. Otherwise, staking revenue is generally recognized upon successful completion of validation activities. The Company measures staking revenue based on the number of assets received and the estimated fair value of those assets on the date of contract inception. Amounts paid to custodial customers under staking addendums are recorded as staking fees. Amounts paid to third-party validators are recorded as a reduction of staking revenue.

Subscriptions and Services — Subscriptions and services revenue consists primarily of providing digital intangible asset wallet solutions to institutional and retail customers in exchange for upfront fees, plus monthly fees for providing access to the Company’s platform for multi-signature wallets that provide security and custody for digital assets. Subscriptions and services revenue is recognized monthly based on usage each month, with any onboarding fees recognized ratably over the contract duration, commencing when the service is made available to the customer (generally upon onboarding). Arrangements are generally for one year. The Company’s wallet solutions arrangements do not provide customers with the right to take possession of the software supporting the platform and, as a result, are accounted for as a right to access the services. The right to access the services relating to digital intangible assets is a single performance obligation, which represents a series of distinct service periods over the duration of the contract. Contracts for wallet solutions contain fixed fees for onboarding and certain features, as well as variable usage-based fees subject to a monthly minimum. The Company does not include usage-based fees in the transaction price as such fees represent variable consideration allocable to the period in which it is earned. Customers are typically invoiced monthly in arrears based on usage subject to minimum monthly fees with payment terms of 30 days. In addition, as a separate distinct performance obligation, the Company custodies fiat currency on behalf of clients. BitGo is entitled to receive revenue from its underlying banking institution partners at which the client fiat is held. The Company recognizes revenue based on the volume of client fiat custodied and earning rates. In addition, the Company also earns revenue from development fees for customized blockchain and software development kits. These fees are not subject to variability and the transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis, but if the performance obligations are delivered concurrently with the same pattern of transfer, the Company accounts for such obligations as if they were a single performance obligation.

In addition, subscriptions and services revenue also includes fees related to the Company’s WBTC solution. Fee income is recognized when the performance obligation of issuing a WBTC, referred to as a mint event occurs. Fee income is also recognized upon the redemption of the WBTC, referred to as a burn event. The mint and burn events each represent a distinct performance obligation, arising from separate contracts to perform mint and burn services upon request from our customers. For the year ended December 31, 2025, 2024, and 2023 the assets related to this product line generated $0.3 million, $2.0 million, and nil in revenue, respectively, with related direct identifiable costs totaling nil, $0.1 million, and nil, respectively.

Subscriptions and services revenue also includes lending fees. Interest income is generated from the Company’s loan receivable and is accrued when interest payments become contractually due. Fee income from digital intangible asset loans include revenue generated from lending digital intangible assets. The delivery of assets represents a single performance obligation and fees are accrued and recognized as they contractually become due. The Company may charge a fee for loan origination. Loans are placed on non-accrual status once they are delinquent for over 90 days. As of December 31, 2025, 2024, and 2023, all loans were current and there are no loans on a non-accrual status.

Stablecoin-as-a-Service revenue — The Company launched Stablecoin-as-a-Service offering during fiscal year 2025. All issued and outstanding stablecoins are fully backed by equivalent fiat-denominated assets held in segregated reserve accounts. The Company segregates assets backing stablecoins issued by the Company to satisfy its obligations under all applicable regulatory requirements and commercial laws and classifies these assets as current based on their purpose and availability to fulfill its direct obligation to customers. The Company maintains no legal, equitable, financial or other ownership interest over the reserve assets. The reserve assets are maintained on a basis where they are held for the benefit of the Company’s stablecoin holders. Deposits received from customers from the issuance of stablecoins represent claims which are reflected as a liability classified as Deposits from stablecoin holders on the Consolidated Balance Sheet. The Company is obligated to redeem all stablecoins on a one for one basis for U.S. dollars, except in limited circumstances, such as when prohibited by law or court order or instances where fraud is suspected. As such, the Company does not have an unconditional right to deny a valid stablecoin redemption requests from customers.

The Company earns interest on these reserve assets and recognizes revenue on a gross basis, based on the total interest income earned. The Company also earns implementation and ongoing service fees for the issuance, reserve management, and transaction processing of white-labeled stablecoins. These fees can be paid based on the interest earned on the reserve management as defined in the fee schedule of the agreement.

Interest Income — Interest Income is earned on cash and cash equivalents through money market accounts and money market funds.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and loans and digital intangible asset loans. The Company invests its excess cash in low-risk, highly liquid money market funds with major financial institutions. The Company closely monitors the extension of credit to its customers, while maintaining allowances, if necessary, for potential credit losses. On a regular basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses, based on a history of partial write-offs and collections and current credit conditions. Risks related to digital intangible asset and loan receivables, including customer concentration limits, collateral and margin requirements, are monitored on a daily basis.

Significant customers are those that represent more than 10% of the Company’s total revenue, gross accounts receivable, or total loan balance at each balance sheet date. For the year ended December 31, 2025, the Company’s two largest customers accounted for 21.2% and 13.0% of total revenue. For the year ended 2024, the Company did not have any single customer that accounted for more than 10% of total revenue. For the year ended December 31, 2023, the Company’s two largest customers accounted for 13.9% and 10.9% of total revenue.

As of December 31, 2025, no client accounted for more than 10% of net accounts receivable. As of December 31, 2024, one client accounted for 20.1% of net accounts receivable.

As of December 31, 2025, two clients accounted for 30.2%, and 12.1% of total loan receivables. As of December 31, 2024, three clients accounted for 25.8%, 21.7%, and 10.2% of total loan receivables.

Deferred Revenue — Deferred revenue consists of billings or payments received in advance of revenue recognition and is recognized as the revenue recognition criteria are met.

Digital Assets Sales Costs — Digital assets sales cost represents the cost basis of the assets transferred corresponding to the Company’s digital intangible assets sales revenue offering.

Staking fees — Staking fees consist of rewards distributed to customers for their participation in blockchain activities.

Interest Expense — Interest expense includes charges related to servicing the Company’s borrowing obligations to support its lending offerings.

Compensation and Benefits — Compensation and benefits expenses consist of primarily employees’ salaries, bonuses, travel, amortization of equity awards, and other items, such as benefits.

General and Administrative Expenses — General and administrative expenses consist of professional fees, equipment and technology, occupancy, insurance, marketing, sales related and other expenses.

Amortization and Depreciation — Amortization and depreciation expenses consist of amortization of acquired intangible assets and depreciation of equipment and software.

Gain on Disposal of Assets — The gain on disposal of assets represents the net proceeds from the sale of digital intangible assets. In addition, during the year ended December 31, 2024, the Company sold certain assets related to its WBTC solution. The decision to sell certain assets related to its WBTC solution was made in 2024 with the intent to upgrade the security of WBTC operations by diversifying both custodial jurisdictions and locations for the underlying Bitcoin, which was previously held in the United States. The sale was closed in October 2024 and the Company derecognized the custodied Bitcoin and corresponding obligation to exchange WBTC for the underlying Bitcoin. The carrying value of other recognized assets associated with the WBTC product were immaterial. The consideration received included $114.9 million of digital assets, of which $25.0 million was received as a deposit in 2023. The Company also entered into a revenue arrangement whereby the Company will provide on-going services to the buyer. Consideration associated with the service arrangement was not required to be allocated to the sale, and will be recognized as revenue following the applicable guidance in ASC 606. For the years ended December 31, 2025, 2024, and 2023, the total gain on disposal of assets were $11.1 million, $117.5 million, and $0.2 million, respectively.

Income Taxes — Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (see Note 19).

The Company recognizes uncertain tax positions when it meets a more-likely-than-not threshold. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense, as necessary.

Net Income (Loss) per Share — The Company computes net income (loss) per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential shares of common stock outstanding during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options. Diluted net income (loss) per share is computed using the more dilutive of the two-class method or the if-converted or treasury stock method, as applicable. Potentially dilutive securities include stock options, restricted stock units (RSUs), and any other instruments that are convertible into or settle in common stock. Under the treasury stock method, the number of incremental shares included is calculated as the difference between the number of shares assumed issued and the number of shares that could have been repurchased using the assumed proceeds. Assumed proceeds include the total unrecognized compensation expense for share-based awards deemed probable of vesting.

Stock-Based Compensation — The Company measures and records stock-based compensation expense for all stock-based awards granted to employees and non-employee directors, including stock options and restricted stock units (“RSUs”) . Stock-based compensation expense is measured at the grant-date fair value of the respective awards. The Company elected to record forfeitures as they occur in accordance with ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Pursuant to ASU 2016-09, the Company recognized all excess tax benefits and tax deficiencies in the income statement in the period the deduction arises.

Prior to the IPO, the fair market value of the Company's common stock on the date of the grant was determined based on independent third-party valuations as there was no public market (as discussed below under Class A Common Stock Valuation). For RSUs granted subsequent to the IPO, the Company measures the fair value of RSUs based on the closing price of its Class A common stock and recognizes the expense on a straight-line basis, over the requisite service period, generally, a vesting period of four years.

The fair value of stock options is measured using the Black-Scholes Merton pricing model (“Black-Scholes”) and the related stock-based compensation expense is recognized over the requisite service period, generally the vesting period of four years. The Black-Scholes model requires the use of highly subjective assumptions, including:

•Expected Volatility — The Company estimated volatility for stock options using the average historical volatility of a peer group of comparable publicly traded companies for a period consistent with the expected term.

•Expected Term — The expected term represents the period during which the Company expects stock-based awards to remain outstanding. For stock options, the Company estimates the expected term using the simplified method due to limited historical exercise data, which applies the midpoint between the vesting date and the contractual expiration date.

•Risk-Free Interest Rate — The risk-free interest rate is based on U.S. Treasury zero-coupon yields with maturities approximating the expected term at the grant date.

•Dividend Yield — The Company has not declared or paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield has been estimated to be zero.

Class A Common Stock Valuation

Prior to the Company’s Initial Public Offering (“IPO”) in January 2026, there was no public trading market for the Company’s Class A common stock. As a result, the fair value of the Company’s Class A common stock used to measure stock-based compensation expense for awards granted prior to the IPO was determined in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately-Held Company Equity Securities Issued as Compensation.

In determining the estimated fair value of its Class A common stock prior to the IPO, the Company’s management exercised reasonable judgment and considered numerous objective and subjective factors, including, but not limited to:

•independent third-party valuations of the Company Class A common stock;

•the prices paid for common or convertible preferred stock sold to third-party investors by the Company and prices paid in secondary transactions, including any tender offers;

•the rights, preferences and privileges of the Company convertible preferred stock relative to those of the Company Class A common stock;

•the Company financial condition, results of operation and capital resources;

•the industry outlook;

•the valuation of comparable companies;

•the lack of marketability of the Company Class A common stock;

•the likelihood of achieving a liquidity event, such as an IPO or a sale of the company, given prevailing market conditions;

•the history and nature of the Company business, industry trends and competitive environment; and

•general macroeconomic outlook including economic growth, inflation, unemployment, interest rate environment and global economic trends.

BitGo’s management determined the fair value of its common stock by first determining the enterprise value of its business, and then allocating the value among the various classes of its equity securities to derive a per share value of its Class

A common stock. The enterprise value of its business was primarily estimated by reference to the closest round of equity financing or tender transaction preceding the date of the valuation. In a few cases, the Company also utilized the income or market approaches.

The income approach estimates enterprise value based on the estimated present value of future cash flows the business is expected to generate over its remaining life. The estimated present value is calculated using a discount rate reflective of the risks associated with an investment in a similar company in a similar industry or having a similar history of revenue growth. The market approach estimates value based on a comparison of the subject company to comparable public companies. From the comparable companies, a representative market value multiple is determined and then applied to the subject Company’s financial forecasts to estimate the value of the subject company.

In allocating the enterprise value of the Company’s business among the various classes of stock prior, the Company primarily used the option pricing method, which models each class of stock as a call option with a unique claim on the Company’s assets. After the allocation to the various classes of stock, a discount for lack of marketability (“DLOM”), is applied to arrive at a fair value of the common stock. A DLOM is meant to account for the lack of marketability of a stock that is not traded on public exchanges.

In addition, the Company also considered any secondary transactions involving its capital stock. In evaluating those transactions, the Company considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange and assigned the transactions an appropriate weighting in the valuation of the Company’s common stock. Factors considered include the number of different buyers and sellers, transaction volume, timing relative to the valuation date, whether the transactions occurred between willing and unrelated parties, and whether the transactions involved investors with access to the Company’s financial information.

Application of these approaches involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding the Company’s expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact the Company’s valuations as of each valuation date and may have a material impact on the valuation of the Company’s common stock.

Following the IPO, it will not be necessary to determine the fair value of the Company’s Class A common stock, as the shares of the Company’s Class A common stock will be traded in the public market.

Employee Benefit Plan — The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company matches up to 4% of the employees’ salary annual contribution. The defined contribution expenses recorded in the Company’s consolidated statement of operations were $1.7 million, $1.6 million, and $1.5 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Leases — The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). At the commencement date of a lease, the Company recognizes a lease liability for its obligation to make the lease payments and a corresponding right-of-use (“ROU”) asset representing its right to use the underlying asset during the lease term. Lease liability is measured at the present value of future lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company estimates an incremental borrowing rate based on the terms of each lease as well as the interest rate environment at the later of the lease commencement date or lease remeasurement date. ROU asset is measured at cost, which includes the initial measurement of the lease liability and any initial direct cost incurred by the Company, and excludes lease incentives.

The Company includes the option to extend or terminate the lease in determining the lease term when it is reasonably certain that the Company will exercise that option. Lease expense for operating lease is recognized on a straight-line basis over the lease term. Lease agreements that contain both lease and non-lease components are generally accounted for separately. The Company does not recognize a lease liability and a ROU asset for a lease with a term of twelve months or less, and expense such a lease on a straight-line basis over the lease term.

Comprehensive Income (Loss) —The Company does not have any activity that results in other comprehensive income (loss); therefore, no statement of comprehensive income (loss) is included in the consolidated financial statements.

Advertising Expense — Advertising costs are expensed when incurred and are included in operating expenses in the consolidated statements of operations. Our advertising expenses were not material for any periods presented.

Foreign Currency Transactions — The Company’s reporting currency is the U.S. dollar, which is also the functional currency of its international subsidiaries. Accordingly, foreign currency–denominated monetary assets and liabilities are re-measured into U.S. dollars at current exchange rates and foreign currency–denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Transaction gains or losses arising from foreign currency remeasurement and settlements are included in general and administrative expenses in the consolidated statements of operations.

Recent Accounting Pronouncements Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this guidance effective on January 1, 2024, without a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures, on an annual and interim basis, about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the consolidated statements of operations. This guidance as further clarified through ASU No. 2025-01, The Company adopted this guidance effective on January 1, 2024 without a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-08 to improve the accounting for, and disclosure of, certain crypto assets. ASU 2023-08 requires an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. The Company early adopted ASU 2023-08 beginning January 1, 2023. In connection with the adoption, the Company recorded a net cumulative effect of $143.6 million to opening accumulated deficit at January 1, 2023.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the effective tax rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted this guidance effective on January 1, 2025, without a material impact on its consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326—Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606—Revenue from Contracts with Customers. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The Company adopted this guidance effective on January 1, 2025, without a material impact on its consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11—Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12—Codification Improvements to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to U.S. GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

Note 3. Revenue

The following table presents revenue disaggregated by type during the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Digital assets sales	$15,577,366	$2,543,019	$793,281
Staking revenue	385,007	459,573	79,018
Subscriptions and services revenue	121,499	77,443	52,691
Stablecoin-as-a-Service revenue	66,730	—	—
Interest income	1,519	932	1,296
Total Revenue	$16,152,121	$3,080,967	$926,286

The following table presents revenue disaggregated by geography, based on the invoice address of our customers, during the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
U.S.	$9,186,362	$1,859,615	$644,947
International (1)	6,965,759	1,221,352	281,339
Total Revenue	$16,152,121	$3,080,967	$926,286
_______________
(1) No individual country accounted for more than 10% of total revenue.

Note 4. Accounts Receivable and Allowance for Credit Losses

The following table presents receivable accounts and allowance for credit losses for the periods presented (in thousands).

	As of December 31,
	2025	2024
Accounts receivable	$17,734	$24,313
Allowance for credit losses	(1,960)	(2,467)
Accounts receivable, net	$15,774	$21,846

The Company utilizes the loss rate method in determining its lifetime expected credit losses on its receivables. This method requires the Company to evaluate its historical collection experience, current conditions, and reasonably and supportable forecasts that affect the collectibility of the reported amount. This model also provides a practical expedient, which allows the Company to forgo developing forecasts of economic conditions. The Company has elected to apply this practical expedient to determine expected credit losses for current accounts receivable, assuming conditions as of the balance sheet date do not change for the remaining life of the receivable. Based on this model, the Company considers qualitative and quantitative factors including past due receivables, the customer creditworthiness, changes in the terms of receivables, effect of other external forces such as competition, and legal and regulatory requirements on the level of estimated credit losses in the existing receivables. The estimated loss rates are applied to receivables with similar risk characteristics. In certain instances, the Company may identify individual receivables that do not share similar risk characteristics, in which case the Company records its expected credit losses on an individual asset basis. Credit loss charges are recorded in general and administrative expense on the consolidated income statement.

The following table presents a roll forward of allowance of credit losses for the periods presented (in thousands).

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$2,467	$846	$917
Credit loss expense for the period	1,861	3,659	1,673
Bad debt write offs	(2,368)	(2,038)	(1,383)
Impact of adopting ASC 326	—	—	(361)
Balance at end of period	$1,960	$2,467	$846

Note 5. Equipment and Software, Net

Equipment and software as of the periods presented, are composed of the following (in thousands):

	As of December 31,
	2025	2024
Computer equipment and software	$5,137	$3,957
Furniture and office equipment	1,101	641
Leasehold improvements	1,122	1,306
Capitalized internally developed software	10,996	—
Total Equipment and Software	18,356	5,904
Less accumulated depreciation and amortization	(5,176)	(3,660)
Equipment and Software, net	$13,180	$2,244

Total depreciation and amortization expense for the years ended December 31, 2025, 2024, and 2023, was $1.5 million, $0.7 million, and $0.7 million, respectively.

Equipment and software by geography as of the periods presented are as follows (in thousands).

	As of December 31,
	2025	2024
United States	$11,563	$1,236
International (1)	1,617	1,008
Equipment and Software, net	$13,180	$2,244
_____________________
(1) No individual country accounted for more than 10% of total equipment and software, net, for the year ended December 31, 2025. No individual country accounted for more than 10% of total equipment and software, net, except for Korea and India, which accounted for 25% and 15%, respectively, for the year end December 31, 2024.

Note 6. Intangible assets, Net and Goodwill

Acquired intangible assets consist of developed technology and are amortized on a straight-line.

	As of December 31, 2025
	Weighted Average Remaining Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	0.43	$12,249	$(11,044)	$1,205
Trade name	0.08	499	(478)	21
Total		$12,748	$(11,522)	$1,226

	As of December 31, 2024
	Weighted Average Remaining Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	1.43	$12,249	$(8,798)	$3,451
Trade name	1.08	499	(229)	270
Total		$12,748	$(9,027)	$3,721

Total amortization expense for the years ended December 31, 2025, 2024, and 2023, was $2.5 million, $2.5 million, and $0.4 million, respectively.

As of December 31, 2025, the remaining amortization expense for acquired intangible assets is $1.2 million, which will be fully amortized in October 2026.

Note 7. Digital intangible Assets

Digital intangible assets activity based on fair value and corresponding cost basis for the periods presented are as follows (in thousands, except unit data):

	Year Ended December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of January 1, 2025 - fair value basis	2,345	$219,059	59,880	$11,333	899,595	$899	$18,184	$249,475
Additions from operating activities (1)	20,476	2,042,748	7,637,378	1,328,897	1,484,673,628	1,484,755	392,334	5,248,734
Used as accounts payable payments	(19,567)	(1,927,213)	(7,188,597)	(1,255,285)	(1,460,553,703)	(1,460,609)	(383,896)	(5,027,003)
Purchase of digital intangible assets	100	11,452	4,013	786	—	—	10,549	22,787
Dispositions	(216)	(21,446)	(238,244)	(41,709)	(3,586,043)	(3,582)	(8,606)	(75,343)
Gain on conversion	—	15,308	—	—	—	—	163	15,471
Loss on conversion	—	—	—	(1,706)	—	(4)	(2,344)	(4,054)
Fair value adjustment	—	(65,400)	—	(8,155)	—	(27)	(12,025)	(85,607)
Balance as of December 31, 2025 - fair value basis	3,138	$274,508	274,430	$34,161	21,433,477	$21,432	$14,359	$344,460

Balance as of December 31, 2025 -cost basis		$192,662		$34,833		$21,424	$20,256	$269,175

__________
(1)     Includes the digital intangible assets retained by the Company from operating activities, including staking activities, trading activities, and accounts receivable payments, net of any amounts immediately or nearly immediately disposed of to third parties.

	Year Ended December 31, 2024
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of January 1, 2024 - fair value basis	1,922	$81,252	—	$—	58,184	$58	$4,222	$85,532
Additions from operating activities (1)	139	8,768	161,381	26,532	3,642,945	3,643	16,620	55,563
Received as consideration related to the WBTC transaction	—	—	—	—	90,000,000	90,000	—	90,000
Used as accounts payable payments	(23)	(1,834)	(12,170)	(2,719)	(32,635)	(33)	(3,035)	(7,621)
Purchase of digital intangible assets	316	19,528	—	—	389	—	1,065	20,593
Dispositions	(10)	(1,064)	(89,330)	(13,898)	(92,769,288)	(92,713)	(8,197)	(115,872)
Gain on conversion	—	998	—	307	—	—	1,523	2,828
Loss on conversion	—	—	—	—	—	(56)	(292)	(348)
Fair value adjustment	—	111,411	—	1,111	—	—	6,278	118,800
Balance as of December 31, 2024 - fair value basis	2,345	$219,059	59,882	11,333	899,595	$899	$18,184	$249,475

Balance as of December 31, 2024 -cost basis		$75,070		$11,251		$899	$10,918	$98,138
__________
(1)     Includes the digital intangible assets retained by the Company from operating activities, including staking activities, trading activities, and accounts receivable payments, net of any amounts immediately or nearly immediately disposed of to third parties.

	Year Ended December 31, 2023
	Bitcoin (“BTC”)		Other	Total
	Units	$	$	$
Balance as of January 1, 2023 - fair value basis	402	$6,657	$868	$7,525
Additions from operating activities (1)	314	8,077	4,033	12,110
Used as accounts payable payments	(30)	(844)	(100)	(944)
Purchase of digital intangible assets	1,236	35,004	—	35,004
Dispositions	—	—	(2,518)	(2,518)
Gain on conversion	—	—	333	333
Loss on conversion	—	—	(146)	(146)
Fair value adjustment	—	32,358	1,810	34,168
Balance as of December 31, 2023 - fair value basis	1,922	$81,252	$4,280	$85,532

Balance as of December 31, 2024 -cost basis		$48,400	$2,848	$51,248
__________
(1)     Includes the digital intangible assets retained by the Company from operating activities, including staking activities, trading activities, and accounts receivable payments, net of any amounts immediately or nearly immediately disposed of to third parties.

Significant holdings are those digital assets that represent more than 10% of the Company’s digital intangible assets at each balance sheet date. As of December 31, 2025, the Company’s Bitcoin (“BTC”) holding accounted for 79.7% of total digital intangible asset value. As of December 31, 2024, the Company’s BTC and SOL holdings accounted for 89.0% and 5.0%, respectively, of total digital intangible asset value.

The Company accounts for its digital asset inventory using the first-in, first-out (FIFO) costing method.

The fair value of digital intangible assets as of December 31, 2025, and December 31, 2024, are classified as level 1 under ASC 820.

Note 8. Digital Intangible Assets As Collateral

Digital intangible assets as collateral activity based on fair value and corresponding cost basis for the periods presented, are as follows:

	Year Ended December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		XRP		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of January 1, 2025 - fair value basis	1,475	$137,771	250,344	$47,381	—	$—	$3,809	$188,961
Received as collateral	4,505	417,634	2,473,820	386,141	33,968,538	74,081	53,365	931,221
Returned collateral	(4,078)	(374,943)	(1,416,081)	(247,771)	(2,272,010)	(5,102)	(52,294)	(680,110)
Collateral re-hypothecated	(1,497)	(158,628)	—	—	—	—	—	(158,628)
Fair value adjustment	—	13,582	—	(22,921)	—	(10,657)	(1,090)	(21,086)
Balance as of December31,2025 - fair value basis	405	$35,416	1,308,083	$162,830	31,696,528	$58,322	$3,790	$260,358

Balance as of December 31, 2025 - cost basis		$21,835		$185,751		$68,979	$4,879	$281,444

	Year Ended December 31, 2024
	Bitcoin (“BTC”)		Solana (“SOL”)		Other	Total
	Units	$	Units	$	$	$
Balance as of January 1, 2024 - fair value basis	988	$41,746	—	$—	$3,203	$44,949
Received as collateral	2,489	156,349	254,224	47,193	2,972	206,514
Returned collateral	(1,902)	(124,118)	(3,880)	(776)	(3,203)	(128,097)
Transfer to digital asset loan receivable	(100)	(6,830)	—	—	—	(6,830)
Fair value adjustment	—	70,624	—	964	837	72,425
Balance as of December 31, 2024 - fair value basis	1,475	$137,771	250,344	$47,381	$3,809	$188,961

Balance as of December 31, 2024 - cost basis		$108,985		$46,535	$2,972	$158,492

	Year Ended December 31, 2023
	Bitcoin (“BTC”)		Ethereum (“ETH”)		Total
	Units	$	Units	$	$
Balance as of January 1, 2023 - fair value basis	—	$—	2,675	$3,201	$3,201
Received as collateral	1,950	61,341	—	—	61,341
Returned collateral	(962)	(19,636)	(1,250)	(2,809)	(22,445)
Blockchain transaction fees	—	—	(21)	(39)	(39)
Fair value adjustment	—	41	—	2,850	2,891
Balance as of December 31, 2023 - fair value basis	988	$41,746	1,404	$3,203	$44,949

Balance as of December 31, 2023 - cost basis		$39,107		$1,943	$41,050

Certain of the Company’s lending arrangements require the Company to provide collateral in the form of digital assets. As of December 31, 2025, digital assets with a fair value of $135.4 million was held by lenders as collateral under these agreements. This amount is included in other current assets on the Company’s consolidated balance sheet.

The Company accounts for its digital asset inventory using the first-in, first-out (FIFO) costing method.

Fair value for digital intangible assets is based as of December 31, 2025, and 2024, is classified as level 1 under ASC 820.

Note 9. Loan Receivables and Digital Intangible Assets As Loan Receivables

Loan receivables activity for the periods presented, are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$87,488	$24,983	$1,033
Origination of loan receivable	305,576	168,888	34,300
Repayment of loan receivable	(216,409)	(106,383)	(10,350)
Ending balance	$176,655	$87,488	$24,983

Digital assets as loan receivables activity for the periods presented, is as follows.

	Year Ended December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of January 1, 2025 - fair value basis	100	$9,343	—	$—	—	$—	$—	$9,343
Origination of digital intangible asset as loan receivable	50	4,718	215,000	42,340	23,000,000	23,000	10,629	80,687
Repayment of digital intangible asset as loan receivable	(150)	(14,061)	(50,000)	(6,242)	(23,000,000)	(23,000)	—	(43,303)
Fair value adjustment	—	—	—	(15,559)	—	—	(394)	(15,953)
Balance as of December 31, 2025 - fair value basis	—	$—	165,000	$20,539	—	$—	$10,235	$30,774

Balance as of December 31, 2025 - cost basis		$—		$36,098		$—	$10,628	$46,726

	Year Ended December 31, 2024
	Bitcoin (“BTC”)
	Units	$
Balance as of January 1, 2024 - fair value basis	—	$—
Origination of digital intangible asset as loans receivable	100	6,830
Repayment of digital intangible asset as loans receivable	—	—
Fair value adjustment	—	2,513
Balance as of December 31, 2024 - fair value basis	100	$9,343

Balance as of December 31, 2024 - cost basis		$6,830

The Company did not have any digital asset loan receivable as of December 31, 2023.
The fair value of digital asset loan receivable as of December 31, 2025, and 2024, are classified as level 2 under ASC 820.

As of December 31, 2025 and 2024, all loans outstanding were classified as current.

The Company may require cash or digital intangible asset collateral from its borrowers as security in the event of borrower default. The Company recognizes an obligation to return the cash collateral or digital intangible asset collateral in an amount equal to either the cash or the digital intangible assets received. Total collateral as of December 31, 2025 and 2024, were $400.1 million and $227.7 million, respectively.

Note 10. Borrowings and Borrowings As Digital Intangible Assets

The Company enters into arrangements with counterparties to borrow financial assets and digital intangible assets to support its lending business. The obligation is fulfilled by returning financial assets or digital intangible assets in accordance with the contractual terms of the borrowing agreements. Borrowings activity for the periods presented, is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$30,000	$—
Origination of borrowings to support lending	158,665	73,000
Repayment of borrowings	(69,817)	(43,000)
Balance at end of period	$118,848	$30,000

The weighted average interest rates related to these borrowings as of December 31, 2025 and 2024, was 8.0% and 8.8%, respectively. The loan durations range from demand terms to maturities of up to one year.

There was no borrowing of financial assets activity during the years ended December 31, 2023.

Borrowings of digital intangible assets activity for the periods presented is as follows (in thousands):

	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of January 1, 2025 - fair value basis	—	$—	—	$—	—	$—	$—	$—
Origination of borrowings to support lending	1,944	213,023	394,000	70,741	25,500,000	25,499	20,529	329,792
Repayment of borrowings	(230)	(27,465)	—	—	(6,000,000)	(6,000)	(1,237)	(34,702)
Fair value adjustment		(35,560)	—	(21,696)		(31)	(4,116)	(61,403)
Balance as of December 31, 2025 - fair value basis	1,714	$149,998	394,000	$49,045	19,500,000	$19,468	$15,176	$233,687

Balance as of December 31, 2025 - cost basis		$185,558		$70,741		$19,499	$19,292	$295,090

There was no digital asset borrowing activity during the years ended December 31, 2024 and 2023.

The weighted average interest rate related to these borrowings as of December 31, 2025, was 5.3%. The loan durations range from demand terms to maturities of up to one year.

The fair value of borrowings as digital intangible as of December 31, 2025 are classified as level 1 under ASC 820.

Note 11. Other Current Liabilities

	As of December 31,
	2025	2024
Proceeds from non custodial assets pending settlement	$96,062	$40,956
Compensation and benefits related	15,571	1,099
Income tax payable	4,406	9,789
Accrued expenses	8,212	6,394
Stablecoin sponsor fees	8,171	—
Other	2,703	6,194
Total Other Current Liabilities	$135,125	$64,432

Note 12. Leases

Leases—The Company enters into operating leases in the normal course of business primarily for office space. The Company’s leases have remaining terms which expire through 2030. The Company’s leases do not include residual value guarantees or covenants.

The following table presents various components of the lease costs (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$2,331	$1,096	$1,080
Short-term lease and variable lease expense (1)	621	459	237
Total lease cost	$2,952	$1,555	$1,317
_______________
(1) Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Future undiscounted lease payments for operating leases with initial terms of more than one year or more as of December 31, 2025, are as follows:

Amount
2026	$2,735
2027	2,637
2028	1,291
2029	667
2030	406
Thereafter	—
Total undiscounted lease payments	7,736
Less: imputed interest	(1,275)
Net lease liabilities	$6,461

Supplemental information related to operating leases were as follows:

	As of December 31,
	2025	2024
Weighted average remaining lease term (in years)	4.6	3.3
Weighted average discount rate of operating lease liabilities	8.2%	8.0%

Note 13. Commitments and Contingencies

Operating Leases

See Note 12, “Leases” for the discussion about the Company’s lease commitments.

Non Cancellable Purchase Obligations

In the normal course of business, the Company enters into agreements containing non-cancelable purchase commitments for goods or services with various parties, which include agreements to purchase goods or services that are enforceable and legally binding to the Company. Recognition of purchase obligations occurs when products or services are delivered to the Company, generally within accounts payable, or accrued and other current liabilities. As of December 31, 2025, the Company had a total of $3.0 million in outstanding non-cancelable purchase obligations with a term of 12 months or longer that have not been recognized on its balance sheets:

Safeguarding of Customer Digital Assets

The Company is obligated to safeguard certain digital assets held on behalf of its customers, which are not recognized on the Company’s consolidated balance sheets. As such, the Company may be liable to its customers for losses arising from the Company’s failure to safeguard those digital assets from loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of December 31, 2025 and 2024.

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. The Company is not presently a party to any litigation the outcome of which, it believes, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, results of operations, cash flows or financial condition. The Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Defending such proceedings is costly and can impose a significant burden on management and employees, the Company may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. Management believes that any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the Company’s consolidated financial statements.

In September 2022, the Company filed suit against Galaxy alleging that Galaxy breached and wrongfully repudiated the terms of the Merger Agreement, by terminating Galaxy’s proposed $1.2 billion acquisition of the Company. In November 2022, the Company filed an Amended Complaint, which seeks at least $100 million in damages. In June 2023, the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) granted Galaxy’s motion to dismiss the suit, concluding that the financial statements the Company provided to Galaxy did not comply with the requirements of the Merger Agreement, thus providing Galaxy with a valid basis to terminate the Merger Agreement. The Company appealed that ruling and in May 2024 the Delaware Supreme Court reversed the dismissal ruling and remanded the case to the Delaware Court of Chancery, finding that the definition of the financial statements in the Merger Agreement is ambiguous, necessitating consideration of extrinsic evidence. The matter is now in pre-trial proceedings and trial is set for May 2026.

Indemnification of Officers and Directors

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s offerings when used for their intended purposes the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each claim.

Note 14. Stockholder’s Equity

On September 30, 2025, the Company amended and restated its existing Sixth Amended and Restated Certificate of Incorporation dated as of February 1, 2024 (as amended and restated, the “Amended and Restated Certificate of Incorporation”). The Amended and Restated Certificate of Incorporation created a new class of common stock designated as Class B Common Stock (the “Class B Common Stock”). Pursuant to the Amended and Restated Certificate of Incorporation, the Class B Common Stock, among other things, has the right to 15 votes per share of Class B Common Stock, each outstanding share of Class B Common Stock is convertible at any time at the option of Michael Belshe into one share of Class A Common Stock and is subject to certain automatic conversion triggers. Once converted or transferred and converted into the Company’s Class A Common Stock, the Class B Common Stock will not be reissued.

On September 30, 2025, the Company and Michael Belshe entered into that certain Exchange Agreement (the “Exchange Agreement”) pursuant to which Michael Belshe exchanged all of his shares of Class A Common Stock, Class F Common Stock, Series B-3 Preferred Stock and Series Seed Preferred Stock into Class B Common Stock (the “Belshe Exchange”).

The Belshe Exchange resulted in the Company issuing 8,855,382 shares of Class B Common Stock to Michael Belshe, replacing the following shares.

Share class	Outstanding prior to share transfer	Transfer	Outstanding post from share transfer
Common A stock	34,912,714	(1,227,310)	33,685,404
Common B stock	—	8,855,382	8,855,382
Common F stock	7,600,717	(7,600,717)	—
Series B-3 Preferred Stock	5,976,760	(4,188)	5,972,572
Series Seed Preferred Stock	2,780,080	(23,167)	2,756,913

Convertible Preferred Stock

The following table summarizes the Company’s convertible preferred stock as of December 31, 2025.

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Value
Series Seed	2,780,080	2,756,913	$2.16	$5,950
Series A	21,005,676	21,005,676	$0.59	11,913
Series B	16,820,400	16,820,350	$2.53	42,310
Series B-1	4,235,374	4,235,374	$3.54	14,959
Series B-2	1,896,757	1,896,757	$1.85	2,963
Series B-3	7,000,000	5,972,572	$4.00	14,651
Series C	12,464,321	5,383,136	$16.05	86,285
Series C-1	93,482	93,482	$16.05	1,486
Series C-2	2,669,743	2,614,528	$16.05	41,963
	68,965,833	60,778,788		$222,480

The following table summarizes the Company’s convertible preferred stock as of December 31, 2024.

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Value
Series Seed	2,780,080	2,780,080	$2.16	$6,000
Series A	21,005,676	21,005,676	$0.59	11,913
Series B	16,820,400	16,820,350	$2.53	42,310
Series B-1	4,235,374	4,235,374	$3.54	14,959
Series B-2	1,896,757	1,896,757	$1.85	2,963
Series B-3	7,000,000	5,976,760	$4.00	14,661
Series C	12,464,321	5,383,136	$16.05	86,285
Series C-1	93,482	93,482	$16.05	1,486
Series C-2	2,669,743	2,614,528	$16.05	41,963
	68,965,833	60,806,143		$222,540

The holders of Series Seed, Series A, Series B, Series B-1, Series B-2, Series B-3, Series C, Series C-1, and Series C-2 convertible preferred stock have various rights and preferences as follows:

Voting—Each share of convertible preferred stock has voting rights equal to an equivalent number of shares of common stock into which it is convertible and votes together as one class with the common stock, except as below:

•Holders of Series B preferred stock, exclusively and as a separate class, are entitled to elect two members to the Company’s board of directors (the “Board of Directors”).

•Holders of Series A preferred stock, exclusively and as a separate class, are entitled to elect one member to the Board of Directors.

•Holders of Series Seed preferred stock, exclusively and as a separate class, are entitled to elect one member to the Board of Directors.

•Holders of Common Stock Class F, exclusively and as separate class, are entitled to elect one member to the Board of Directors.

•Holders of Common Stock Class A and F, voting together as a single class on an as converted to Common Stock Class A basis, are entitled to elect one member to the Board of Directors.

•Holders of Common Stock Class F and preferred stock, voting together as a single class on an as converted to Common Stock Class A basis separately from the holders of Common Stock Class A, are entitled to elect one member to the Board of Directors.

Dividends—The holders of Series Seed, Series A, Series B, Series B-1, Series B-2, Series C, Series C-1 and Series C-2 preferred stock shall be entitled to receive, out of any funds legally available, noncumulative dividends prior and in preference to any dividends paid on the common stock, at the rate of $1.2837, $1.2837, $1.2837, $0.3202, $0.147624, $0.2833, $0.2023, $0.0475, and $0.1726 per share per annum for Series C-2, Series C-1, Series C, Series B-3, Series B-2, Series B-1, Series B, Series A, and Series Seed, respectively, as adjusted for stock splits, stock dividends, combinations, recapitalizations, and similar transactions, when, as and if declared by the Board of Directors. After payment of such dividends on the Series Seed, Series A, Series B, Series B-1, Series B-2, Series B-3, and Series C preferred stock, any additional dividends or distributions shall be distributed among all holders of common stock in proportion to the number of shares of common stock that would be held by each such holder if all shares of preferred stock were converted to common stock at the then-effective conversion rate. Such dividends are not cumulative. No dividends have been declared or paid on the Company’s preferred stock.

Liquidation Preference—In the event of any liquidation, dissolution, or winding-up of the Company, the holders of preferred stock shall be entitled to receive, ratably, prior and in preference to any distribution of the assets or funds of the Company to the holders of the common stock, the greater amount equal to the issuance price per share of $16.0458, $16.0458, $16.0458, $4.0028, $1.8453, $3.5416, $2.5267, $0.5935, and $0.7194 for Series C-2, Series C-1, Series C, Series B-3, Series B-2, Series B-1, Series B, Series A, and Series Seed, respectively, plus any dividends declared but unpaid thereon or such amount per share as would have been payable had all shares have been converted into Common Stock (the “Liquidation Preference”). If the Company has insufficient assets to permit payment of the Liquidation Preference in full to all holders of preferred stock, then the assets of the Company shall be distributed ratably to the holders of Series B, Series B-1, Series B-2, Series B-3, Series C, Series C-1, and Series C-2 preferred stock. If any assets remain after distribution to holders of Series B,

Series B-1, Series B-2, Series B-3, Series C, Series C-1, and Series C-2 preferred stock, then the assets would be distributed ratably to the holders of Series A and Series Seed preferred stock.

After payment of the Liquidation Preference to the holders of preferred stock, the remaining assets of the Company shall be distributed ratably to the holders of common stock on a fully converted basis.

Redemption—Preferred stock and common stock are not redeemable at the option of the holder.

Conversion—Each share of preferred stock is convertible at the option of the holder, at any time after the date of issuance of such share, into shares of common stock as is determined by dividing the original purchase price of preferred stock by the conversion price in effect at the time of conversion for such series of preferred stock. The conversion price per share of Series Seed, Series A, Series B, Series B-1, Series B-2, Series B-3, Series C, Series C-1, and Series C-2 convertible preferred stock shall be $2.1582, $0.5935, $2.5267, $3.5416, $3.8649, $4.0028, $16.0458, $16.0458 and $16.0458 per share, respectively, as defined by the Company’s certificate of incorporation, as amended. As of December 31, 2025 and 2024, the conversion ratio for preferred stock was one to one.

Each share of preferred stock will automatically be converted into shares of common stock at the then-effective conversion rate of such shares upon the earlier of (i) the closing of a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act which results in aggregate gross cash proceeds to the Company in excess of $75 million (net of underwriters’ discounts, concessions, commissions, and expenses) or (ii) (A) with respect to the automatic conversion of a series of Preferred Stock, the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of such series of Preferred stock; and (B) with respect to the automatic conversion of the Common Stock Class F, the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of the Common.

Immediately prior to the Company’s IPO on January 22, 2026, all convertible preferred shares then outstanding were converted into shares of the Company’s Class A common stock on a one-to-one basis. In connection with the IPO, the Company’s Amended and Restated Certificate of Incorporation became effective, which authorizes the issuance of 200,000,000 shares undesignated preferred stock with par value of $0.0001 with rights and preferences, including voting rights, designated from time to time by our board of directors.

Class F Common Stock

Antidilution Protection—Preferred stock and Common Stock Class F have the following protection provisions.

Preferred stock are protected that so long as at least 5 million shares of Preferred Stock are outstanding (as adjusted for stock split, stock dividends, combinations or other similar recapitalizations), the Company must obtain approval of holders of a majority of the then outstanding shares of Preferred Stock, voting together on an as-converted Common Stock Class A basis (which shall include the approval of the holders of (i) a majority of Series B Preferred Stock, (ii) 66.67% of Series B-1 Preferred Stock), (iii) a majority of Series B-2 Preferred Stock, (iv) a majority of Series B-3 Preferred Stock, (v) a majority of Series C Preferred Stock to:

•Create, authorize or issue (whether by reclassification or otherwise) any new class or series of capital stock or any security that is senior to or on any parity with any series of the Preferred Stock with respect to any right, preference or privilege;

•Purchase or redeem (or permit any subsidiary to purchase or redeem) or pay or declare any dividend or make any distribution on, any shares of capital stock of the Company other than terms within the Company’s charter;

•Liquidate, dissolve, or wind-up the business and affairs of the Company, or consent any of the foregoing, unless such actions are in connection with any Deemed Liquidation Event;

•Increase or decrease the authorized number of shares of Preferred Stock or Common Stock;

•Amend, alter or repeal any of the rights, preferences or privileges of any series of the Preferred Stock in a manner adverse to such series of Preferred Stock;

•Amend, alter or repeal any provision of the Certificate of Incorporation or Bylaws of the Company in a manner that adverse to any series of the Preferred Stock;

•Create, or authorize the creation of, or issue, or authorize the issuance of any debt security in an aggregate principal amount in excess of $0.1 million, unless such debt security has been previously approved by the Board of Directors;

•Increase or decrease the authorized number of directors constituting the Board of Directors; or

•Take any of the foregoing actions indirectly through a subsidiary of the Company.

Common Stock Class F are protected that so long as at least 4.5 million shares of Common Stock Class F are outstanding (as adjusted for stock splits, stock dividends, combinations or other similar recapitalizations), the Company must obtain approval of the holders of a majority of the then outstanding shares of Common Stock Class F, voting together on an as-converted Common Stock Class A basis to:

•Amend, alter or repeal any of the rights, preferences or privileges of the Common Stock Class F in a manner adverse to the Common Stock Class F; or

•Increase or decrease the authorized number of directors constituting the Board or Directors.

As described above, on September 30, 2025, the Company and Michael Belshe entered into the Exchange Agreement pursuant to which Michael Belshe exchanged all of his shares of Class F common stock into Class B common stock. As such, there were no shares of Class F common stock outstanding as of December 31, 2025.

Common Stock

The Company has two classes of common stock — Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 15 votes per share. Holders of common stock are entitled to receive dividends as may be declared from time to time by the Board of Directors. Shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a one-to-one basis. In addition, each share of Class B common stock will automatically convert into a share of Class A common stock upon a sale or transfer (other than with respect to certain estate planning and other transfers). Further, upon certain events specified in the Restated Certificate of Incorporation, all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock. Class A common stock and Class B common stock are referred to as common stock throughout these notes to the consolidated financial statements, unless otherwise noted.

The Company has reserved 2,894,506.00 shares of Class A common stock and Class B common stock, respectively, for issuance as of December 31, 2025.

In conjunction with the closing of the Company’s January 2026 IPO, the Company sold 11,026,365 shares of its Class A common stock and certain selling stockholders sold an additional 795,230 shares. Concurrently, all convertible preferred shares then outstanding were converted into shares of the Company’s Class A common stock on a one-to-one basis. In connection with the IPO, the Company’s Amended and Restated Certificate of Incorporation became effective, which authorize the issuance of up to 3,600,000,000 shares of capital stock, consisting of: (i) 3,300,000,000 shares of Common Stock, $0.0001 par value per share, including (a) 3,000,000,000 shares designated as Class A Common Stock, $0.0001 par value per share, and (b) 300,000,000 shares designated as Class B Common Stock, par value $0.0001 per share; (ii) 100,000,000 shares of Blockchain Common Stock, $0.0001 par value per share and (iii) 200,000,000 shares of Preferred Stock, $0.0001 par value per share.

Note 15. Stock-Based Compensation

Stock Option Plans—On May 5, 2011, the Company adopted the BitGo, Inc. 2011 Stock Incentive Plan (the “2011 Plan”) pursuant to which the Board of Directors may grant nonstatutory stock options to purchase shares of the Company’s common stock to outside directors and consultants and either nonstatutory or incentive stock options to purchase shares of the Company’s common stock to employees. On May 7, 2018, BitGo Holdings assumed the 2011 Plan, which became the Amended and Restated 2018 Stock Incentive Plan (the “2018 Plan”) in connection with a holding company reorganization. The Plan authorized grants of options up to 4,644,954 stock options at an exercise price equal to the stock’s fair market value at the date of grant. Stock options generally have 10-year terms and vest over a four-year period starting from the date specified in each agreement. On December 1, 2017, January 31, 2020, October 6, 2022, and December 29, 2024 the Board of Directors

approved to increase the number of shares of the Company’s common stock authorized for issuance to 14,378,518 shares, 16,951,449 shares, 26,804,821, and 32,635,150, respectively.

In addition to the Plan, the Board of Directors approved in 2014 the Class F Non-Plan Option Grants (the “Non-Plan”) to grant stock options to selected individuals. The prestock split adjusted Non-Plan granted 18,537,220 stock options with an exercise of $0.055 per share. In 2014, the Company had a reverse stock split that was applicable to all outstanding shares and options plans. The split adjusted Non-Plan granted 10,450,163 stock options with an exercise of $0.098 per share. Stock options generally have 10-year terms and vest over a four-year period starting from the date specified in each agreement.

A summary of the Company’s stock option activity is presented below.

	2018 Plan
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value (*)
	(In Thousands, Except per Share Amounts and Terms)
Balance - January 1, 2025,	13,900	$2.17	8.06	$44,326
Options granted	964	$5.58
Options exercised	(2,630)	$0.59
Options canceled/forfeited	(2,806)	$4.78
Balance - December 31, 2025,	9,428	$2.19	7.14	$127,613
Exercisable - December 31, 2025	7,812	$1.24	6.54	$91,094
Vested and expected to vest - December 31, 2025	9,428	$2.19	7.44	$127,613
_______________

•Fiscal year 2025 intrinsic value is the difference of the latest 409A value as of 12/31/2025 ($15.73) and the weighted average exercise price.

For the Plan, the weighted-average grant-date fair value of options granted as of December 31, 2025, was $3.23. The total intrinsic value of options exercised during the year ended December 31, 2025, was $127.6 million. During the year ended December 31, 2025, the Company granted 1.0 million options, with service conditions only. The Company records compensation expense on a straight-line basis over the vesting period. As of December 31, 2025, total compensation cost not yet recognized related to unvested stock options was $6.9 million, which is expected to be recognized over a weighted-average period of 2.59 years.

The following table summarizes the Non-Plan options outstanding as of December 31, 2025:

	Non-Plan
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value (*)
	(In Thousands, Except per Share Amounts and Terms)
Balance - January 1, 2025	563	$0.18	4.72	$2,916
Options grants	—	$—
Options exercised	—	$—
Options canceled/forfeited	—	$—
Balance - December 31, 2025	563	$0.18	3.72	$8,752
Exercisable - December 31, 2025	563	$0.18	3.72	$8,752
Vested and expected to vest - December 31, 2025	563	$0.18	3.72	$8,752
_______________

•Fiscal year 2025 intrinsic value is the difference of the latest 409A value as of 12/31/2025 ($15.73) and the weighted average exercise price.

For the Non-Plan, there were no options granted or exercised during the year ended December 31, 2025. As of December 31, 2025, all compensation related to these options have been recognized.

Employee Stock Options Valuation—The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model with the following assumptions:

Year Ended December 31,
	2025	2024	2023
Valuation assumptions:
Fair value of common stock	$5.36 - $15.72	$2.15 - $3.14	$0.12 - $2.96
Expected volatility	57.90% - 59.75%	57.7% - 63.8%	58.3% - 60.4%
Expected life (years)	5.7 - 6.1	2.5 - 6.1	5.2 - 6.3
Risk-free interest rate	4.0% - 4.1%	4.2% - 4.9%	3.5% - 4.9%
Expected dividend yield	—%	—%	—%

Stock-Based Compensation Expense—For the years ended December 31, 2025, 2024, and 2023, stock-based compensation expense were $3.4 million, $2.7 million, and $0.9 million, respectively.

Restricted Stock Units (RSUs)

The following table summarizes unvested RSUs as of December 31, 2025.

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Unvested, January 1, 2025,	1,942	$5.29
Granted	1,805	$15.72
Vested	—	$—
Cancelled/Forfeited	(207)	$6.23
Unvested, December 31, 2025	3,540	$10.34

During the year ended December 31, 2025, the Company granted 1.8 million shares of RSUs. As of December 31, 2025, no stock-based compensation expense had been recognized for these awards, as the performance-based vesting condition was not considered probable of being achieved. As of December 31, 2025, the total unrecognized compensation cost related to unvested RSUs was $23.0 million.

Note 16. Net income (loss) per share

The computation of Net income (loss) per share, including the weighted average shares outstanding used in the computation, is as follows (in thousands, except per share amounts):

	As of December 31,
(in thousands, except per share amounts)	2025	2024	2023
Net income (loss)	$(14,782)	$156,554	$(2,118)
Less: Net income allocated to participating shares	—	(102,430)	—
Net income (loss) attributable to common stockholders, basic:	$(14,782)	$54,124	$(2,118)
of which:
Net income (loss) attributable to Class A common stock	$(11,753)	$43,630	$(1,693)
Net income (loss) attributable to Class B common stock	$(863)	$—	$—
Net income (loss) attributable to Class F common stock	$(2,166)	$10,494	$(425)

	As of December 31,
(in thousands, except per share amounts)	2025	2024	2023
Net income (loss) attributable to dilutive shares - Class A common stock	$(11,753)	$46,787	$(1,693)
Net income (loss) attributable to dilutive shares - Class B common stock	$(863)	$—	$—
Net income (loss) attributable to dilutive shares - Class F common stock	$(2,166)	$7,337	$(425)
Class A common stock
Weighted average shares of Class A common stock outstanding - basic	30,727	31,602	30,297
Stock options - Class A common stock	—	12,294	—
Conversion of Class F common stock to Class A common stock	—	8,164	—
Stock options - Class B common stock	—	—	—
Total share of Class A common stock - dilutive	30,727	52,060	30,297
Basic net income (loss) per share of Class A common stock	$(0.38)	$1.38	$(0.06)
Diluted net income (loss) per share of Class A common stock	$(0.38)	$0.90	$(0.06)
Class B common stock
Weighted average shares of Class B common stock outstanding - basic	2,256	—	—
Stock options - Class B common stock	—	—	—
Total share of Class B common stock - dilutive	2,256	—	—
Basic net income (loss) per share of Class B common stock	$(0.38)	$—	$—
Diluted net income (loss) per share of Class B common stock	$(0.38)	$—	$—
Class F common stock
Weighted average shares of Class F common stock outstanding - basic	5,664	7,601	7,601
Stock options - Class F common stock	—	563	—
Total share of Class F common stock- dilutive	5,664	8,164	7,601
Basic net income (loss) per share of Class F common stock	$(0.38)	$1.38	$(0.06)
Diluted net income (loss) per share of Class F common stock	$(0.38)	$0.90	$(0.06)

Anti-Dilutive Securities

The following securities were excluded from the computation of diluted net income (loss) per share because the impact of including them would have been anti-dilutive:

	2025	2024	2023
Outstanding stock options	—	1,718,000	11,666,664

Note 17. Business Combination

On January 9, 2024, the Company entered into a merger agreement with Brassica Technologies Inc., a Delaware corporation (“Brassica”), a financial technology company that develops investment infrastructure for private securities and digital assets. The merger was consummated on February 1, 2024.

The merger was carried out through the use of a merger subsidiary, which merged into Brassica, with Brassica surviving the transaction. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. Under ASC 805, the assets acquired, and liabilities assumed of the Brassica reporting unit are recorded at their respective fair values as of the acquisition date. Goodwill represents the excess of the estimated fair value of the consideration transferred over the estimated fair value of the net assets acquired. This goodwill reflects Brassica’s significant market presence, the management team’s industry expertise, and the anticipated growth in future operating cash flows. The goodwill recognized is not expected to be tax deductible.

The total fair value of consideration was $43.5 million, which consists of 2,614,528 shares of a newly created class of Preferred Stock, par value $0.0001 per share, of the Company (the “Series C-2 Preferred Stock”) to be issued by the Company to Brassica stockholders. The Series C-2 Preferred Stock was fair valued using an identified fair value equivalent to other Series C shareholders of the Company, with no discount for lack of marketability or control. Additionally, the Company will issue to

Brassica stockholders contingent equity comprised of the Company’s Class A Common Stock and up to a maximum amount of $30 million as a result of Brassica achieving certain milestones based on revenues over a total period of fifteen months following the first month of closing. The contingent equity was fair valued using a Monte Carlo method based on management’s assumptions and estimates associated with the probability that the specified thresholds for further share payments will be met. In conjunction with the merger, the Company authorized 2,669,743 shares of the newly created series C-2 Preferred Stock and increased to the authorized number of shares of Class A Common Stock of the Company by 6,632,383 shares from 133,317,693 shares to 139,950,076 shares.

The estimated fair values of the trade name and developed technology were determined based on the relief from royalty method and will be amortized over their remaining useful lives of 2 years.

The table below summarizes the fair value of the consideration transferred, as well as the assets acquired, and liabilities assumed as of the acquisition date (in thousands):

February 1, 2024
Share consideration - Series C-2 Preferred	$41,963
Contingent consideration	1,565
Fair value of the consideration	$43,528

Assets acquired and liabilities assumed
Cash and cash equivalents	$4,908
Accounts receivable	28
Prepaid expenses and other current assets	258
Property and equipment	31
Intangible assets	2,060
Accounts payable	(184)
Accrued liabilities	(1,341)
Deferred revenue	(293)
Net assets acquired	5,467
Goodwill	$38,061

During the year ended December 31, 2024, the Company concluded that the fair value of the contingent consideration, originally recorded at $1.6 million, was reduced to zero due to the reporting unit not meeting certain financial targets. As a result, the related goodwill was adjusted accordingly.

During the year ended December 31, 2024, the Company identified indicators of goodwill impairment related to the Brassica reporting unit. As a result, the Company recorded a non-cash impairment charge of $36.5 million to reduce the carrying amount of goodwill. This impairment charge is presented under Goodwill impairment charge in the consolidated statement of operations. The fair value measurements used in the impairment analysis were based on Level 3 inputs within the fair value hierarchy.

Note 18. Joint venture

On March 4, 2024, the Company entered into a joint venture agreement with a local bank in South Korea and a third-party investor to form BitGo Korea Inc. ("Korea JV") in the Republic of Korea. This venture aims to further expand BitGo’s global reach.

BitGo Korea JV is consolidated under the Voting Interest Entity (“VOE”) Consolidation Model as it does not meet the VIE characteristics, and BitGo controls the board with 3 out of 5 directors, making all board decisions subject to majority approval. Consequently, interests held by two other investors are recognized as Non-Controlling Interests.

The total consideration the Company invested is KRW 2,501.7 million ($1.8 million USD), thereby acquiring a majority interest of 53% in the Korea JV. As of December 31, 2025 and 2024, the carrying amount of the assets were $2.9 million and $3.9 million, respectively, and liabilities of $67 thousand and $40 thousand, respectively, of the consolidated Korea JV. Total earnings attributable to Non-Controlling Interests for the years ended December 31, 2025 and 2024 were immaterial. The Company's involvement with the Korea JV does not have a significant effect on the Company's financial condition, results of operations or cash flows.

Note 19. Income Taxes

The components of the provision for income taxes for the periods presented are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax provision
Federal	$(4,794)	$7,507	$(2)
State	9,090	5,539	966
Foreign	2,359	408	264
	$6,655	$13,454	$1,228
Deferred tax provision
Federal	(11,794)	11,278	(285)
State	(3,602)	4,662	(100)
Foreign	—	—	—
	(15,396)	15,940	(385)
Total provision for (benefit from) income taxes	$(8,741)	$29,394	$843

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of deferred tax assets and liabilities as of the periods presented are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred Tax Assets:
Net Operating Loss Carryforwards	$7,132	$6,625
Credits	1,710	430
Depreciation	16,392	19,889
Accruals & Reserves	674	298
Stock Comp	360	362
Lease Liability	599	640
Other	508	681
Total Deferred Tax Asset	$27,375	$28,925

Valuation Allowance	$(8,190)	$(7,463)

Deferred Tax Liabilities
Digital Assets	$(1,286)	$(1,295)
Unrealized gain	(17,899)	(35,527)
Other	(15)	—
ROU Assets	(529)	(580)

Net Deferred Tax Assets/(Liabilities)	$(544)	$(15,940)

As of December 31, 2025, and 2024, the Company had deferred tax assets balance is $27.4 million and $28.9 million, respectively, deferred tax liabilities of $19.7 million and $37.4 million, respectively, and a valuation allowance of $8.2 million and $7.5 million, respectively. Significant components of the Company’s deferred tax assets as of December 31, 2025 and 2024 include the book to tax differences for the depreciation and intangible assets, net operating loss carryforwards, unrealized loss, and credits.

Based on the available objective evidence, management believes it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, management has applied a valuation allowance against a portion of its US deferred tax assets at December 31, 2025, and 2024.

The Company’s effective tax rates for the period after the adoption of ASU 2023-09 presented, differ from the U.S. federal statutory rate as follows:

	Year Ended Year Ended December 31,
	2025 $	2025%
US federal statutory tax rate (country of domicile)	$(5,291)	21.00%
State & local income taxes, net of federal effect(a)	(1,257)	4.99%
Foreign tax effects
Foreign rate differential	(357)	1.42%
UAE	471	(1.87)%
Other foreign jurisdictions	742	(2.94)%
Cross border tax laws
GILTI	3,112	(12.35)%
Tax credits
Research and development credits	(915)	3.63%
Nontaxable or nondeductible items
True-up	(2,629)	10.44%
Mark-to-Market adjustment for digital intangible assets	(3,513)	13.94%
Other	509	(2.02)%
Changes in unrecognized tax benefits	387	(1.54)%
Total benefit from income taxes	$(8,741)	34.70%
__________

(a)     The state and local jurisdiction that contributes to the majority of the tax effect in this category is South Dakota.

The Company’s effective tax rates for the periods prior to the adoption of ASU 2023-09 presented, differ from the U.S. federal statutory rate as follows:

	Year Ended Year Ended December 31,
	2024 $	2024%	2023 $	2023%
Tax at the federal statutory rate	$39,049	21.00%	$(267)	21.00%
Other nondeductible items	113	0.06%	66	(5.18%)
Stock-based compensation	505	0.27%	71	(5.56%)
Research and development credits	(1,174)	(0.64%)	(1,486)	116.85%
Change in valuation allowance	(18,528)	(10.03%)	4,990	(392.46%)
State taxes, net of federal benefits	9,955	5.39%	(2,829)	222.48%
True-up	16	0.01%	422	(33.20%)
Goodwill impairment	7,664	4.15%	—	0.00%
Section 250 deduction	(8,773)	(4.75%)	—	0.00%
Other	567	0.45%	(124)	9.76%
Total provision for income taxes	$29,394	15.91%	$843	(66.30%)

As of December 31, 2025, and 2024, the Company had net operating loss carryforwards of $3.2 million and $5.8 million, respectively, for federal purposes, and $68.5 million and $59.5 million, respectively, for state and local purposes, respectively, which may be subject to limitations as described below.

Under the federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the newly enacted federal income tax law. All the federal NOL will carry over indefinitely. The state NOLs, if not utilized, will begin to expire in 2031.

As of December 31, 2025, and 2024, the Company had research and development tax credit carryforwards for federal tax purposes of $0.8 million and nil, respectively, and state research and development tax credit carryforwards of $2.3 million and $1.4 million, respectively. The federal research and development tax credit carryforwards will expire at various dates beginning in the year 2031. The Company’s state research and development tax credit carryforwards do not expire.

Utilization of the net operating loss (“NOL”) carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and credits before utilization. Current laws impose substantial restrictions on the utilization of NOL carryforwards and credits in the event of an “ownership change” within a three-year period as defined by the Internal Revenue Code Section 382 (Section 382). If there should be an ownership change, the Company’s ability to utilize its NOL carryforwards and credits could be limited. The Company has performed a Section 382 analysis as of March 31, 2021. Per the Sec. 382 report, the Company has more than 50% of change in ownership on June 12, 2014, and December 31, 2018. The annual Sec. 382 limitation including RBIG Annual increase is $4.2 million for the NOL generated before June 12, 2014, and $38.3 million for the NOLs generated before December 31, 2018.

Annually, the Company determines whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities in considering whether any tax benefit can be recorded in the financial statements.

As of December 31, 2025, and 2024, the Company had unrecognized tax benefits of approximately $4.2 million and $3.9 million, respectively, of which $3.1 million and $3.1 million, respectively, will affect the effective tax rate if recognized. It is unlikely that the amount of liability for unrecognized tax benefits will significantly change over the next 12 months.

The following table summarizes the activity to the Company’s gross unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022 as follows (in thousands).

	As of December 31,
	2025	2024	2023
Beginning balance	$3,945	$3,483	$2,995
Decreases in tax positions related to prior year	(122)	(1)	—
Additions for tax positions related to current year	361	463	488
Ending balance	$4,184	$3,945	$3,483

The Company’s major tax jurisdictions are the United States and California, Singapore, United Kingdom, Japan, Germany and Switzerland. All the Company’s domestic tax years will remain open for examination by the federal and state tax authorities for three to four years from the date of utilization of the net operating loss or R&D Credits. The Company does not have any tax audits or other issues pending.

Note 20. Related Party Transactions

For the year ended December 31, 2025, there were $2,745.8 million, of revenue transactions with executive officers and shareholders, of which $2,727.5 million, were digital asset sales and $18.3 million were wallet solutions and staking revenue. Additionally, the Company acquired digital assets from executive officers and shareholders to be resold. There were $2,731.5 million related party digital asset sales costs. As of December 31, 2025, the Company had $22.9 million in borrowings and $0.5 million of accounts receivable outstanding with related parties.

For the year ended December 31, 2024, there were $92.4 million of revenue transactions with executive officers and shareholders, of which $85.4 million were digital asset sales and $7.0 million were wallet solutions and staking revenue. Additionally, the Company acquired digital assets from executive officers and shareholders to be resold. There were $84.5 million related party digital asset sales costs. As of December 31, 2024, the Company had $2.2 million of accounts receivable outstanding with related parties. On February 1, 2024, as part of the Brassica acquisition, certain shareholders of the Company received 183,098 shares of Series C-2 Preferred Stock as consideration for the transaction.

For the year ended December 31, 2023, there were $209.7 million of revenue transactions with executive officers and shareholders, of which $208.8 million were digital asset sales and $0.9 million were wallet solutions. Additionally, the Company acquired digital assets from executive officers and shareholders to be resold. There were $197.6 million related party digital asset sales costs. As of December 31, 2023, the Company had $0.1 million of accounts receivable outstanding with related parties.

Note 21. Fair Value Measurements

Financial instruments, including cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities are carried at cost, which the Company believes approximates fair value due to the short-term nature of these instruments. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

 The following table sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability

	As of December 31,
	2025		2024
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents (1)	$49,114	$—	$15,900	$—
Cash and cash equivalents segregated for the benefit of stablecoin holders - restricted	2,814,802	—	—	—
Digital intangible assets as loan receivables	—	30,774	—	9,343
Digital intangible assets	344,439	—	249,475	—
Digital intangible assets as collateral	260,358	—	188,961	—
Total assets	$3,468,713	$30,774	$454,336	$9,343
Liabilities
Borrowings of digital intangible assets	$233,687	$—	$—	$—
Obligations to return collateral	400,132	—	227,676
Total liabilities	$633,819	$—	$227,676	$—
__________
(1)     Represents money market funds.

The Company has valued all Level 2 assets and liabilities measured at fair value on a recurring basis using quoted market prices as an observable input. This includes prices for underlying crypto assets and, for non-crypto denominated assets and liabilities, prices for similar assets and liabilities in inactive markets.

There were no transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2025 and 2024.

Note 22. Subsequent Events

Initial Public Offering — As described in Note 1, the Company completed its IPO on January 22, 2026. Upon completion of the IPO, all shares of the Company then outstanding convertible preferred stock automatically converted into an aggregate of 60,778,788 shares of common stock. In addition, the Company reclassified $9.6 million of capitalized deferred offering costs from other current assets to equity.

The RSUs granted to employees under the Company’s 2018 Plan are subject to two vesting conditions: (i) a time-based service condition and (ii) the occurrence of a liability event. The IPO satisfied the liquidity-event condition for these awards. As a result, the Company recognized cumulative stock-based compensation expense of $12.0 million related to RSUs for which the liquidity condition was met.

In connection with the IPO, we issued 608,113 shares of our Class A common stock upon settlement of the restricted stock units (“RSUs”) for which a liquidity-event performance-based vesting condition was satisfied upon the completion of the IPO and for which the service-based vesting condition had also been satisfied as of that date. Of the shares issued, 257,449 shares were withheld to satisfy employee tax withholding obligations. Based on the IPO price of $18.00 per share, we expect to pay approximately $4.0 million in taxes on net share settlement of these RSUs.

Amended and Restated Certificate of Incorporation — In connection with the IPO, the Company amended and restated its certificate of incorporation to authorize the issuance of up to 3,600,000,000 shares of capital stock, consisting of: (i) 3,300,000,000 shares of Common Stock, par value $0.0001 per share, including (a) 3,000,000,000 shares designated as Class A Common Stock, par value $0.0001 per share, and (b) 300,000,000 shares designated as Class B Common Stock, par value $0.0001 per share; (ii) 100,000,000 shares of Blockchain Common Stock, par value $0.0001 per share; and (iii) 200,000,000 shares of Preferred Stock, par value $0.0001 per share. Among other provisions, the amended and restated certificate of incorporation provides (i) for Class A common stock, with each share of the Class A common stock entitling its holder to one vote per share on all matters presented to the stockholders generally; (ii) for Class B common stock, with each share of Class B common stock entitling its holder to fifteen votes per share.

2026 Equity Incentive Plan — In September 2025, the Company’s board of directors approved the 2026 Equity Incentive Plan (“2026 Plan”) as a successor to its Amended & Restated 2018 Stock Incentive Plan (“2018 Plan”), which became effective upon the Company’s IPO. Upon adoption, an aggregate of 9,028,124 shares of the Company’s Class A common stock have been reserved for future issuance with (i) an automatic increase on January 1 of each calendar years by 5% of the aggregate number of shares of common stock of all classes issued and outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares as may be determined by the Company’s board of directors prior to January 1 of each year. The share reserve is reduced by the number of shares granted under the 2026 Plan, and increased by the number of shares subject to stock options or other stock awards granted under the 2018 Plan that expire, are forfeited, or are otherwise returned to the 2018 Plan.

2026 Employee Stock Purchase Plan — In September 2025, the Company’s board of directors approved the 2026 Employee Stock Purchase Plan (“2026 Plan”), which became effective upon the Company’s IPO. An initial reserves of 2,600,000 shares of Class A common stock have been reserved for future issuance, with (i) an automatic increase to such reserve on January 1 of each calendar years by 1% of the aggregate number of shares of common stock of all classes issued and outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares as may be determined by the Company’s board of directors prior to January 1 of each year. Under the 2026 Plan, eligible employees may purchase shares of Class A common stock at a purchase price equal to 85% of the fair market value of a share of Class A common stock on either the first or last day of the applicable offering period, whichever is lower. Except for the first and second offering periods, the 2026 Plan provides for six-month offering periods, each consisting of a single purchase period ending on May 31 and November 30 of each year. The initial purchase period commenced upon the completion of the Company’s IPO on January 22, 2026 and will conclude on August 31, 2026, with employee contributions beginning on February 1, 2026. The second purchase period will commence on September 1, 2026 and conclude on May 31, 2027.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as described below.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Material Weakness

As disclosed in our registration statement on Form S-1 filed in connection with our initial public offering, we have previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of the end of the period covered by this Annual Report on Form 10-K, the material weaknesses identified pertained to the

•lack of effectively designed, implemented, and maintained information technology (“IT”) general controls including:

•logical access to applications and data, software change management,
•review of reports for third-party service organizations associated with IT systems and related complementary user entity controls maintained by management, over applications that support our financial reporting processes,
•insufficient manual review controls over key inputs and/or outputs from our applications that support our financial reporting processes,
•insufficient segregation of duties across financially relevant functions, and

•lack of sufficient number of qualified personnel within our accounting, finance, and operations functions who possessed an appropriate level of expertise to provide reasonable assurance that transactions were being appropriately recorded and disclosed, including evaluating whether new accounting policies are in accordance with U.S. GAAP. We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel, and related internal controls due, in part, to the rapid growth we have experienced in the past years, which growth placed considerable strains on our IT and accounting systems, processes and personnel.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed procedures to assess the impact to the 2025 financial statements. Based on these procedures, we believe that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. Although we have not identified any errors or misstatements in our consolidated financial statements as a result of this material weakness, these deficiencies created a reasonable possibility that a material misstatement of our annual or interim financial statements would not have been prevented or detected on a timely basis as of December 31, 2025.

Remediation Activities

To address these material weaknesses, as of the date of this Annual Report on Form 10-K management has completed the following remedial actions:

•expanded our resources and personnel with the appropriate level of expertise within our accounting, financial, and operations functions and to implement, monitor, and maintain business processes and IT General Controls (“ITGC”);

•designed, developed and deployed an enhanced ITGC framework, including the implementation of a number of systems, processes, and tools to enable the effectiveness and consistent execution of these controls; and

•hired an outside consultant to help oversee the implementation of and suggest remedial actions.

While management has taken certain remedial actions with respect to the identified material weaknesses, the identified material weaknesses remain un-remediated. Management has developed a plan to remediate the material weaknesses identified, and we expect the implementation of such plan to continue to take place in 2026, and to include the following measures:

•    continuing to implement ITGCs to support the evaluation, monitoring, and ongoing effectiveness of key application controls, access controls, program changes and key reports;

•    implement a process to review third-party attestation reports on financially significant IT applications;

•    continuing to implement processes and controls to better manage and monitor our segregation of duties, including enhancing the usage of technology and tools for segregation of duties within the Company’s systems, applications, and tools;

•    continuing to enhance manual review controls, as necessary, over key inputs and/or outputs from our applications that support our financial reporting processes; and

•    implement controls to assess whether accounting for new or changed revenue streams are consistent with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

During our most recently completed fiscal quarter, there were no changes in our internal control over financial reporting as defined in Rule 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

For the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K promulgated under the Securities Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers And Corporate Governance

Executive Officers, Non-Employee Directors

The following table provides information as of March 26, 2026 regarding individuals who are now serving as our executive officers and directors:

Name	Age	Position(s)
Executive Officers:
Michael Belshe	55	Chief Executive Officer, Chief Technology Officer, President, and Director
Edward Reginelli	55	Chief Financial Officer
Chen Fang	38	Chief Revenue Officer and Director
Jody Mettler	46	Chief Operating Officer
Jeff Horowitz	58	Chief Compliance Officer
Non-Employee Directors:
Brian Brooks	56	Director
Justin Evans(1)(2)	48	Director
Brian Murray(1)(2)	39	Director
Sunita Parasuraman(1)(3)	53	Director
Vivek Pattipati(2)(3)(4)	39	Director
_______________
(1) Member of the audit committee.
(2) Member of the compensation committee.
(3) Member of the nominating and corporate governance committee.
(4) Lead independent director.

Executive Officers

Mike Belshe is our co-founder and has served as our Chief Executive Officer and Chief Technology Officer since 2013. Prior to founding BitGo, Mr. Belshe held software engineering positions at Google, Microsoft Corporation, Lookout Software, LLC, Good Technology Corporation, Remarq Communities Inc., Netscape Communications Corporation and HP Inc. Mr. Belshe earned a bachelor’s degree in computer science from California Polytechnic State University, San Luis Obispo. We believe Mr. Belshe is qualified to serve as a member of our board of directors due to the perspective and experience he brings as our co-founder, Chief Executive Officer, and Chief Technology Officer.

Edward Reginelli has served as our Chief Financial Officer since May 2021. Prior to his time with us, Mr. Reginelli served as the Chief Financial Officer of Cargomatic, Inc. from August of 2018 to May 2021. Earlier in his career, Mr. Reginelli held various positions in finance at RhythmOne Plc, Purple Communications, Inc., Burke Industries, Inc., Compass Aerospace Corporation, PPG Industries, Inc. and Nestle S.A.. Mr. Reginelli earned a bachelor’s degree in business administration and accounting from John Carroll University and is a licensed CPA in the State of Illinois.

Chen Fang has served as our Chief Revenue Officer since January 2025 and as a member of our board of directors since August 2022. He previously served as our Chief Operating Officer from August 2022 to March 2025 and as our Chief Product Officer from February 2020 to August 2022. From August 2022 to April 2024, he also served as Interim Chief Information Security Officer of BitGo New York Trust Company. Prior to joining us, Mr. Fang co-founded and was the Chief Executive Officer of Lumina from January 2018 to February 2020, served as Senior Director of Product Management at Zenefits, a human resources company, from February 2015 to January 2018, and as Senior Product Manager at Microsoft Corporation from July 2010 to January 2015. Mr. Fang earned a bachelor’s degree in economics and computer Science from Harvard University. We believe Mr. Fang is qualified to serve as a member of our board of directors due to his extensive experience in operations and product management.

Jody Mettler has served as our Chief Operating Officer since September 2021 and as the President of BitGo Trust since August 2022. Prior to her time with us, Ms. Mettler spent 22 years in various roles at Citibank, including as the Senior Vice President of Operations and Transformation from October 2012 until January 2021 and the Director of Global Service and

Operations Transformation from February 2020 to October 2021. Ms. Mettler studied Accounting and Business Management at the University of South Dakota.

Jeff Horowitz has served as our Chief Compliance Officer since January 2021. Prior to joining us, Mr. Horowitz served as the Chief Compliance Officer of Coinbase from July 2018 to December 2020. From December 2006 to July 2018, Mr. Horowitz served in various roles at Pershing LLC, including as Chief AML and OFAC Officer, Chief Compliance Officer, and Global Head of Compliance. Earlier in his career, Mr. Horowitz served in various compliance roles at Citigroup, Lehman Brothers, Goldman Sachs, Salomon Brothers, Paine Webber, and the FDIC. Mr. Horowitz earned a bachelor’s degree in economics from the College of New Jersey (Trenton State College).

Non-Employee Directors

Brian Brooks has served as a member of our board of directors since September 2025. Mr. Brooks has served as a member of the board of directors of Strategy Inc. (Nasdaq: MSTR) since December 2024 and as the Chairman and Chief Executive Officer of Meridian Capital Group since April 2024. Prior to joining Meridian Capital Group, Mr. Brooks was a Partner at the law firm O’Melveny & Myers LLP from September 2023 to August 2024, served as a Partner and Senior Advisor to Valor Capital Group from January 2021 to April 2024, the Chief Executive Officer of Bitfury Group from October 2021 to December 2022, and the Chief Executive Officer of Binance U.S. from May 2021 to August 2021. Mr. Brooks served as the Acting Comptroller of the Currency from May 2020 to January 2021. Earlier in his career, Mr. Brooks served on the Boards of Directors of the Federal Deposit Insurance Corporation, a federal government corporation; Fannie Mae, a public company; and Avant Inc., a privately held company. Mr. Brooks also served as Chief Legal Officer of Coinbase Global, Inc., EVP, General Counsel and Corporate Secretary of Fannie Mae; Vice Chairman of OneWest Bank, N.A.; and D.C. Managing Partner and financial services practice group leader of O’Melveny & Myers LLP. Mr. Brooks earned a bachelor’s degree from Harvard University and a juris doctorate from the University of Chicago Law School. We believe Mr. Brooks is qualified to serve as a member of our board of directors due to his extensive legal, regulatory and management experience in the financial service and digital assets industries.

Justin Evans has served as a member of our board of directors since September 2025. Mr. Evans currently serves as the Chief Financial Officer of KiwiCo, Inc., a role he has held since May 2025 and also held between May 2024 and January 2025. Between his tenures as the Chief Financial Officer of KiwiCo, Inc., Mr. Evans served as the Chief Financial Officer of Blockchain.com from January 2025 until April 2025. Prior to joining KiwiCo, Mr. Evans served as a Managing Director of Goldman Sachs from November 2019 to May 2024 where his role also included serving as Head of Digital Asset Investment Banking. Prior to joining Goldman Sachs, Mr. Evans was a Managing Director and Head of Western U.S. Financial Institutions and Emerging FinTech Investment Banking at Barclays from May 2025 to August 2019. Earlier in his career, Mr. Evans held various financial roles at J.P. Morgan and Belvedere Capital Partners. Mr. Evans earned a bachelor’s degree in computer science and economics from Dartmouth College and an M.B.A. from the Stanford University Graduate School of Business. We believe Mr. Evans is qualified to serve as a member of our board of directors due to his experience as a Chief Financial Officer of multiple companies and his extensive knowledge of the digital asset industry.

Brian Murray has served as a member of our board of directors since January 2020. Mr. Murray currently serves as Partner and COO of Craft Ventures, an early-stage and growth fund that focuses on building and scaling SaaS businesses, which he helped start in 2017 and where he oversees all operational activities. Prior to joining Craft Ventures, Mr. Murray held various executive roles at technology companies. Mr. Murray earned a bachelor’s degree in economics from UCLA. Mr. Murray currently serves on the board of directors of several private companies. We believe Mr. Murray is qualified to serve as a member of our board of directors due to his extensive operational, business planning, and investment expertise within the technology industry.

Sunita Parasuraman has served as our Audit Committee Chair and as a member of our board of directors since September 2025. Ms. Parasuraman has served as a member of the board of directors and the Audit and Risk Committee Chair of IREN Limited (Nasdaq: IREN) since July 2023, and as a member of the board of directors, Audit Committee and Technology and Cyber Risk Committee of the Baldwin Group (Nasdaq: BWIN) since January 2022. Between July 2011 and June 2023, Ms. Parasuraman held various roles at Meta, including the Head of Investments, New Product Experimentation, the Head of Treasury for Meta’s blockchain initiative, building the Reserve for the Libra/Diem digital stablecoin, and as Senior Director, Global Head of Treasury. Earlier in her career, Ms. Parasuraman held various roles in treasury management and analytics at VMware, Genentech, Apple, Barra, and Bloomberg. Ms. Parasuraman earned a bachelor’s degree in metallurgical engineering from the Indian Institute of Technology, Bombay, a master’s degree in materials science and engineering from the University of Pennsylvania, and an M.B.A. from the Haas School of Business. We believe that Ms. Parasuraman is qualified to serve as a member of our board of directors and as our Audit Committee Chair due to her extensive accounting and risk experience, including serving as the Audit Committee Chair and member of various public companies.

Vivek Pattipati has served as a member of our board of directors since 2019. Mr. Pattipati is a Partner at Valor Equity Partners, an operational growth investment firm that focuses on high growth companies across various stages of development. Prior to joining Valor Equity Partners in September 2017, Mr. Pattipati served as a Director, Vice President, and Associate at Madison Dearborn Partners, a private equity investment fund, and as an Investment Banking Analyst at Goldman Sachs. Mr. Pattipati earned B.A. degrees in Economics and Statistics from the University of Chicago and an M.B.A. from Harvard Business School. Mr. Pattipati currently serves on the board of directors of several private companies. We believe Mr. Pattipati is qualified to serve as a member of our board of directors due to his extensive investment expertise within the technology industry.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Code of Business Conduct and Ethics

Our code of business conduct and ethics applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our code of business conduct and ethics is posted on the investor relations page on our website. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website or in filings under the Exchange Act.

Board of Directors

Our business and affairs are managed under the direction of our board of directors. As of March 26, 2026, our board of directors consists of seven members. In accordance with our amended and restated certificate of incorporation ("Certificate of Incorporation") and our amended and restated bylaws (“Bylaws”), which became effective in connection with our IPO on January 23, 2026, subject to the rights of the holders of any preferred stock or blockchain common stock then-outstanding to elect directors, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring. As a result, only one class of directors will be elected at each annual meeting of our stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our directors are divided among the three classes as follows:

•Class I, which consists of Justin Evans and Chen Fang, and whose term will expire at our 2027 annual meeting of stockholders;

•Class II, which consists of Brian Brooks and Brian Murray, and whose term will expire at our 2028 annual meeting of stockholders; and

•Class III, which consists of Michael Belshe, Sunita Parasuraman, and Vivek Pattipati, and whose term will expire at our 2029 annual meeting of stockholders.

Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal. Subject to the rights of the holders of any preferred stock or blockchain common stock then-outstanding, our Certificate of Incorporation and Bylaws authorize only our board of directors to fill vacancies on our board of directors. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.

Director Independence

Under the rules of NYSE, independent directors must comprise a majority of a listed company’s board of directors within a specified period. In addition, the rules of NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of NYSE, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Additionally, compensation committee members must not have a relationship with us that is material to the director’s ability to be independent from management in connection with the duties of a compensation committee member.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries. We satisfy the audit committee independence requirements of Rule 10A-3 as of the date of this Annual Report on Form 10-K.

Our board of directors has undertaken a review of the independence of each director in accordance with the foregoing and relevant rules of  NYSE and the SEC. As a result of this review, our board of directors determined that each director other than Michael Belshe, Chen Fang and Brian Brooks is an “independent director” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of  NYSE. In making these determinations, our board of directors reviewed and discussed information provided by the directors and by us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our common stock by each non-employee director and the transactions involving them described in the section titled “Certain Relationships and Related Transactions, and Director Independence.”

Lead Independent Director

Our board of directors has adopted corporate governance guidelines that provide that one of our independent directors will serve as our lead independent director. Our board of directors has appointed Vivek Pattipati to serve as our lead independent director. As lead independent director, Mr. Pattipati will provide leadership to our board of directors if circumstances arise in which the role of Chief Executive Officer and chair of our board of directors may be, or may be perceived to be, in conflict, and perform such additional duties as our board of directors may otherwise determine and delegate.

Role of Board in Risk Oversight

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks we face. Throughout the year, senior management reviews these risks with our board of directors at regular board meetings as part of management presentations that focus on particular business functions, operations, or strategies, and presents the steps taken by management to mitigate or eliminate such risks.

Our board of directors does not have a standing risk management committee. Our board of directors administers this oversight function directly and through various standing committees that address risks in their respective areas of oversight. While our board of directors is responsible for monitoring and assessing strategic risk exposure, our audit committee is responsible for overseeing our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The audit committee also reviews any related person transactions. Our nominating and corporate governance committee monitors the effectiveness of our corporate governance guidelines. Our compensation committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Controlled Company Status

Our co-founder and Chief Executive Officer, Mike Belshe, controls more than 50% of our total voting power. As a result, we are a “controlled company” under NYSE Listing Rules and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our Class A common stock, we have a:

•board of directors that is composed of a majority of “independent directors,” as defined under the rules of such exchange;

•compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

Although we do not currently intend to rely on any such exemptions, we may do so in the future and if we utilize any of the exemptions, you will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which, pursuant to its respective charter, has the composition and responsibilities described below. Pursuant to our Bylaws, our board of directors may establish other committees to facilitate the management of our business from time to time. Copies of the charters for each committee are available on the investor relations portion of our website. Members will serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee is composed of Justin Evans, Brian Murray, and Sunita Parasuraman. Ms. Parasuraman serves as the chair of our audit committee. Our board of directors has determined that each member of our audit committee satisfies the independence requirements under the listing standards of NYSE and SEC rules, and is financially literate. In addition, our board of directors has determined that Ms. Parasuraman is an “audit committee financial expert” as that term is currently defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not, however, impose on her any supplemental duties, obligations or liabilities beyond those that are generally applicable to the other members of our audit committee and board of directors. Our audit committee’s principal functions are to assist our board of directors in its oversight of:

•selecting a firm to serve as our independent registered public accounting firm to audit our consolidated financial statements;

•ensuring the independence of the independent registered public accounting firm;

•discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and that firm, our interim and year-end operating results;

•establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;

•considering the adequacy of our internal controls and internal audit function;

•reviewing our consolidated financial statements and our critical policies and estimates;

•reviewing processes and procedures relating to the assessment and management of financial, disclosure and reporting risks;

•reviewing related party transactions that are material or otherwise implicate disclosure requirements; and

•approving, or as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee is composed of Justin Evans, Brian Murray, and Vivek Pattipati. Mr. Evans serves as the chair of our compensation committee. Our board of directors has determined that each member of our compensation committee satisfies the independence requirements under the listing standards of NYSE and SEC rules, and is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act. Our compensation committee is responsible for, among other things:

•reviewing and approving, or recommending that our board of directors approve, the compensation of our executive officers;

•reviewing and recommending to our board of directors to approve the compensation of our non-employee directors;

•reviewing and approving, or recommending that our board of directors approve, the terms of any compensatory agreements with our executive officers;

•administering our stock and equity incentive plans;

•reviewing and approving, or making recommendations to our board of directors with respect to, incentive compensation and equity plans; and

•establishing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is composed of Sunita Parasuraman and Vivek Pattipati. Mr. Pattipati serves as the chair of our nominating and corporate governance committee. Our board of directors has determined that each member of our nominating and corporate governance committee satisfies the independence requirements under the listing standards of NYSE and SEC rules. Our nominating and corporate governance committee’s principal functions include:

•identifying and recommending candidates for membership on our board of directors;

•recommending directors to serve on board committees;

•reviewing and recommending to our board of directors any changes to our corporate governance guidelines;

•reviewing proposed waivers of the code of conduct for directors and executive officers;

•overseeing any program relating to corporate responsibility and sustainability, including ESG matters;

•overseeing the process of evaluating the performance of our board of directors; and

•advising our board of directors on corporate governance matters.

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee is currently, or has been at any time, one of our officers or employees, or was party to a related party transaction since the beginning of our last fiscal year. None of our executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board or directors or compensation committee during the year ended December 31, 2025.

Insider Trading Policies and Procedures

The Company has insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, employees, contractors, advisors, and consultants, and the Company itself, that the Company believes are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of New York Stock Exchange. A copy of the Company’s Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis provided below. Based on its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2025.

Respectfully submitted by the members of the Compensation Committee of the board of directors.
Justin Evans (Chairperson)
Brian Murray

Vivek Pattipati

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation programs and policies and describes the material elements of the compensation awarded to, earned by, or paid to our named executive officers (“NEOs”) for the year ended December 31, 2025, who were:

•Michael Belshe, co-founder, Chief Executive Officer, Chief Technology Officer, President, and Director;

•Edward Reginelli, Chief Financial Officer;

•Chen Fang, Chief Revenue Officer and Director;

•Jody Mettler, Chief Operating Officer; and

•Jeff Horowitz, Chief Compliance Officer.

This Compensation Discussion and Analysis also provides an overview of our executive compensation philosophy and objectives, and how and why our board of directors arrived at the specific compensation decisions for our NEOs in the year ended December 31, 2025. This discussion may also contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The information contained in this Compensation Discussion and Analysis should be read together with the compensation tables below, which provide additional details of the compensation paid to our NEOs in the year ended December 31, 2025.

Compensation Objectives and Philosophy

Our executive compensation program is designed to support and align with the achievement of our business success and creation of long-term value for our stockholders. Consistent with this philosophy, we designed our executive compensation program to achieve the following key objectives:

•Provide compensation that attracts, retains and rewards talented executive officers in a highly competitive market;

•Align our compensation structures with our strategic needs and market practices;

•Promote consistency and internal equity amongst our executive team; and

•Align the interests of our executive officers with those of our stockholders.

We believe this program is in the best interests of and aligned with our stockholders and maximizes the incentives for our executive officers to deliver stockholder value.

Our executive compensation program adheres to the following practices:

What we do	What we don’t do
•Our NEOs participate in broad-based company-sponsored health and welfare benefits programs on the same basis as our other full-time, salaried team members
•We determine incentive opportunities based on corporate and individual performance.
•We maintain a Compensation Recovery Policy for recovery of erroneously awarded compensation.

•We do not provide tax gross-ups related to change in control payments
•We do not provide guaranteed compensation increases or bonuses to any of our NEOs.
•We do not provide single-trigger vesting acceleration on equity awards in the event of a change in control
•We do not maintain defined benefit pension plans or supplemental executive retirement plans.

Our Compensation-Setting Process

Role and Authority of the Board

Our board of directors was responsible for reviewing and approving the compensation of our NEOs and members of our senior management team, including reviewing and approving performance objectives to which compensation may be subject and administration of our incentive plan pursuant to which equity awards were granted to our executive officers.

Role of the Compensation Committee

Our compensation committee is responsible for establishing and overseeing our executive compensation programs, as described in greater detail below in the section entitled “Compensation Committee.”

Role of Management

As a result of his close working relationship with the other executive officers, our Chief Executive Officer is asked by our board of directors periodically to provide his assessment of their performance, input regarding appropriate levels of various elements of compensation, and recommendations regarding strategic and other business objectives to be established as performance criteria upon which compensation may be provided under our executive compensation program. While our board of directors considered the recommendations of management in determining executive compensation, its decisions are based on its own judgment and our board of directors is not required to follow any such recommendations.

Role of Compensation Consultant

We did not use a compensation consultant with respect to compensation decisions in the fiscal year ended December 31, 2025.

Executive Compensation Elements
The compensation of our NEOs consists of the following key elements and for the following primary objectives:

Element of Compensation	Objectives
Base salary
Retain individual executive services, provide financial stability, predictability and security of compensation through a fixed amount of cash for fulfilling core duties and recognize their day-to-day contributions.

Annual cash incentive
Motivate and reward executive officers on an annual basis for achieving important annual business and personal objectives that are intended to contribute incrementally and cumulatively to our long-term success.

Long-term equity-based incentives
Promote closer alignment between the interests of our executive officers and those of our stockholders and encourage a long-term view on decision-making; and
Assist in retaining key talent for longer time horizon.

We consider each of these key elements of our executive compensation program to be necessary to attract, retain and motivate our executive officers, on whom our success depends significantly. In setting these compensation components, our board of directors considers various factors, including, as some examples:

•The executive’s tenure, skills and experience;

•Assessments of the executive’s individual performance;

•The executive’s responsibilities and criticality of his or her role at the Company;

•The company’s overall performance;

•Internal pay equity;

•The impact of the compensation on the company’s stockholders and other stakeholders;

•The costs and other business impacts on the company of such compensation;

•Retentive value of company equity held by the executive;

•Competitive labor market pressures and factors relating to recruiting a replacement for the role filled by such executive;

•Our Chief Executive Officer’s recommendations (other than for himself).

Our board of directors determines in its discretion any of these as well as other factors that it may consider appropriate in setting compensation for our NEOs. Our board of directors does not assign relative weights or rankings to any of these factors and does not solely use any quantitative formula or measure to establish compensation for our NEOs or in relation to the market data. Our board of directors instead relies on its members’ experience, knowledge and judgment in assessing the various qualitative and quantitative inputs it receives regarding each named executive officer and determines compensation accordingly.

Compensation Risk Oversight and Assessment

Our board reviews and discusses with management the risks arising from our compensation philosophy and practices generally applicable to our employees, including our NEOs, to determine whether they encourage excessive risk-taking and to evaluate compensation policies and practices that could mitigate such risks. Based on conversations with management, our board of directors has determined that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse impact on us.

Base Salaries

Our NEOs receive a base salary to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. We typically conduct annual performance assessments during the last quarter of the fiscal year and make merit-based adjustments to base salaries that become effective starting in the beginning of the next fiscal year. Mr. Belshe’s annual base salary for 2025 was $500,000, and Mr. Reginelli’s, Mr. Fang’s, Ms. Mettler’s and Mr. Horowitz’s base salaries for 2025 were $373,306, $370,000, $345,352 and $400,000, respectively.

Annual Cash Incentive Compensation

We did not maintain a formal performance bonus plan during fiscal year 2025, but our board of directors, with input from our Chief Executive Officer regarding the performance of the named executive officers (other than himself), awarded discretionary cash bonuses to each of our NEOs (other than Mr. Belshe) in recognition of individual and company performance during fiscal year 2025.

In fiscal year 2025, the discretionary cash bonus paid to Mr. Reginelli, Mr. Fang, Ms. Mettler and Mr. Horowitz was $87,500, $685,000, $87,500 and $125,000, respectively.

Long-Term Equity Incentive Compensation

A significant portion of executive pay is delivered as long-term incentives (equity awards), which are designed to align executive officers’ interests with stockholder interests, promote retention through the reward of long-term company performance, and encourage ownership in our stock. Historically, we have granted stock options to our employees, including our NEOs, in order to attract and retain them, as well as to align their interests with the interests of our stockholders. Since 2023, we have started granting restricted stock units (RSUs) to certain of our employees (including certain of our NEOs as set forth below), while continuing to grant stock options. All equity awards (whether stock options or RSUs) are subject to vesting based on each of our named executive officer’s continued service with us. The RSUs that were previously granted also require a change in control or initial public offering to occur within either six or seven years of the date of grant to vest, a so-called “liquidity trigger.” This liquidity trigger was satisfied in connection with our initial public offering that was completed on January 23, 2026. For the RSUs granted to certain of our NEOs in 2025, the holder needs to be in service with the Company when the liquidity trigger is satisfied in order for such RSUs to vest. Each of our NEOs currently holds outstanding equity awards as set forth in the “Outstanding Equity Awards at Fiscal 2025 Year-End” table below.

In March, July and September 2025, we granted annual equity awards to certain of our NEOs under our 2018 Plan in the form of stock options and RSUs with respect to shares of our Class A common stock, as set forth below.

Named Executive Officer	Position	Type and Number of Awards Granted (#)
Edward Reginelli	Chief Financial Officer	116,000 RSUs
Jody Mettler	Chief Operating Officer	50,000 Stock Options

Employee Benefits and Perquisites

Generally, our NEOs are only eligible to receive the same benefits as our U.S. salaried employees. Our board of directors believes this approach is reasonable and consistent with the overall compensation objectives to attract and retain employees. These benefits include medical, dental, vision and disability benefits, a qualified defined contribution retirement plan (or 401(k) plan), and other plans and programs made available to other eligible employees in the applicable country of residence. We provide a matching contribution of up to 4% under the Section 401(k) plan that is applicable to all eligible participants, including our NEOs. Employee benefits and perquisites are reviewed periodically to ensure that benefit levels remain competitive but are not included in our board of directors’ annual determination of the total compensation for each of our NEOs. From time to time, we additionally may provide benefits based on the particular circumstances and any business needs.

Severance Benefits

Employment of each of our NEOs is on an “at-will” basis. We have adopted arrangements for our executive officers, including each of our NEOs, that provide for compensation and benefits upon qualifying terminations of employment including in connection with our change in control.

Our goal in providing cash severance benefits is to offer sufficient cash continuity protection to enable the named executive officer to focus his or her full time and attention on the requirements of our business rather than the potential for an involuntary termination from his or her respective position. Further, we believe that the severance benefits are necessary to attract and retain our executive officers and that the change in control-related severance benefits are in our best interests or our stockholders’ best interests because they help assure the continued dedication and objectivity of our executives, notwithstanding the possibility or occurrence of an involuntary termination that may result from or in connection with a change in control of the Company.

Tax, Accounting and Other Considerations

We account for the equity compensation awarded to our executive officers and other employees under ASC 718, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), generally limits the tax deductibility of compensation paid to any individuals serving as the CEO or CFO during the tax year, the next three most highly compensated executive officers during the tax year and any other individual who was considered a covered employee for any prior tax year, to the extent that such compensation exceeds $1 million in any tax year of a public company. Following our initial public offering, we generally are not able to take a deduction for any compensation paid to each of our NEOs annually in excess of $1 million. Our board of directors has not adopted a formal policy regarding the tax deductibility of compensation paid to our NEOs.

Stockholder Advisory Vote on Executive Compensation

We have not held, and while a private company were not required to hold, any stockholder advisory vote on executive compensation pursuant to section 14A of the Exchange Act. At our first annual meeting of stockholders, we expect to ask our stockholders to vote in a non-binding, advisory vote to approve the compensation of our NEOs (the “Say-on-Pay Vote”) and we also expect to ask our stockholders to vote in a non-binding advisory vote regarding the frequency in which we will conduct the Say-on-Pay Vote. We expect that following future stockholder advisory votes, our compensation committee of our board of directors will review the results of such applicable votes and take into consideration such results in connection with its executive compensation decisions and policies.

Anti-Hedging and Anti-Pledging

Our Insider Trading Policy prohibits our executives, including our NEOs, and our directors from engaging in derivatives trading and hedging involving our securities and pledging or margining our common stock.

2025 Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, or paid to our named executive officers for fiscal year 2025.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Michael Belshe Chief Executive Officer, Chief Technology Officer and President	2025	500,000	—	—	—	—	500,000
Edward Reginelli Chief Financial Officer	2025	373,306	87,500	—	—	14,000	474,806
Chen Fang Chief Revenue Officer	2025	370,000	685,000	—	—	14,000	1,069,000
Jody Mettler Chief Operating Officer	2025	345,352	87,500	—	156,000	13,309	602,161
Jeff Horowitz Chief Compliance Officer	2025	400,000	125,000	—	—	8,667	533,667
_______________
(1)The amount of Mr. Fang's bonus mentioned in this column represents both the portion of his bonus for Fiscal Year 2025 that had already been paid to him as of the date of the amended registration statement on Form S-1 (File No. 333-290409) filed with the SEC on January 12, 2026 and the portion of his bonus determined in the first quarter of fiscal year 2026.

(2)Mr. Reginelli was granted RSU awards that were subject to a time-based component and a liquidity event-based component (which constitutes the performance condition). As of the applicable grant date, we had not recognized stock-based compensation expense for these awards because achievement of the liquidity event-based vesting condition was not deemed probable. As a result, no value is included in the table for these awards. Assuming achievement of the liquidity event-based vesting condition, the aggregate grant-date fair values of such RSUs would have been $886,200, computed in accordance with ASC Topic 718, and representing the highest level of achievement for these awards. Note that the performance condition was achieved at the completion of the initial public offering of shares of the Company's Class A common stock in January 2026. For information regarding the assumptions used in determining the fair value of these awards, please refer to Note 2 of the consolidated financial statements included in this Annual Report on Form 10-K.

(3)The amount in this column represents the aggregate grant-date fair value of stock options granted to Ms. Mettler calculated in accordance with ASC Topic 718, rather than the actual amount that may be realized by Ms. Mettler. For information regarding the assumptions used in determining the fair value of these awards, please refer to Note 2 of the consolidated financial statements included in this Annual Report on Form 10-K.

(4)The amounts in this column represent company 401(k) matching contributions for each of Mr. Reginelli, Mr. Fang, Ms. Mettler and Mr. Horowitz.

Director Compensation

The following table sets forth information concerning the compensation paid to the non-employee members of our board of directors in the fiscal year ended December 31, 2025.

Name	Stock Awards ($)(1)(3)	All Other Compensation ($)		Total ($)
Brian Brooks	—	—	(2)	—
Justin Evans	—	—		—
Brian Murray	—	—		—
Sunita Parasuraman	—	—		—
Vivek Pattipati	—	—		—
_______________
(1)Certain of our non-employee directors were granted RSU awards that were subject to both a service-based vesting condition and a liquidity-based vesting condition, which was satisfied as a result of our initial public offering. As of the applicable grant date, we had not recognized stock-based compensation expense for these awards because satisfaction of the liquidity-based vesting condition was not deemed probable. As a result, no value is included in the table for these awards. Based on satisfaction of the liquidity-based vesting condition in connection with our initial public offering , the aggregate grant-date fair value of the RSU awards for each of Mr. Brooks, Mr. Evans and Ms. Parasuraman for the year ended December 31, 2025 would have been $267,120, computed in accordance with ASC Topic 718. The assumptions used in calculating the grant-date fair value of the awards are set forth in Note 2 of the consolidated financial statements included in this Annual Report on Form 10-K. Such grant-date fair value does not take into account any estimated forfeitures related to service-based vesting conditions. The amounts reported in this column reflect the accounting cost for such awards and do not correspond to the actual economic value that may be received by the directors from these awards.

(2)Mr. Brooks was granted an RSU award for consulting services provided that was subject to both a service-based vesting condition and a liquidity-based vesting condition, which was satisfied in connection with our initial public offering. As of the applicable grant date, we had not recognized stock-based compensation expense for this award because satisfaction of the liquidity-based vesting condition was not deemed probable. As a result, no value is included in the table for this award. Based on satisfaction of the liquidity-based vesting condition in connection with our initial public offering, the aggregate grant-date fair value of the RSU award for Mr. Brooks for the year ended December 31, 2025 would have been $371,000, computed in accordance with ASC Topic 718. The assumptions used in calculating the grant-date fair value of the award are set forth in Note 2 of the consolidated financial statements included in this Annual Report on Form 10-K. Such grant-date fair value does not take into account any estimated forfeitures related to service-based vesting conditions. The amount reported in this column reflects the accounting cost for such award and does not correspond to the actual economic value that may be received by Mr. Brooks from this award.

(3)The following table sets forth information regarding the outstanding equity awards held by our non-employee directors as of December 31, 2025.

Name	Vested Stock Awards	Unvested Stock Awards(1)	Vested Exercisable Option Awards(2)	Unvested Exercisable Option Awards
Brian Brooks	—	86,000	50,000	—
Justin Evans	—	36,000	—	—
Brian Murray	—	—	—	—
Sunita Parasuraman	—	36,000	—	—
Vivek Pattipati	—	—	—	—
_______________
(1)All awards in this column consist of RSUs. All RSUs held by Mr. Evans and Ms. Parasuraman and 36,000 RSUs held by Mr. Brooks service-vest quarterly over a three-year period following a vesting commencement date of September 6, 2025, in each case subject to the grantee’s continued service to the company. Shares that are service-vested will vest upon the earlier to occur of (i) a change in control of the company and (ii) the effective date of an underwritten public offering of common stock of the company with aggregate gross proceeds to the company of at least $50,000,000 to occur prior to the 7th anniversary of the date of grant and, in each case subject to the grantee’s continued service to the company. In addition, 50,000 RSUs held by Mr. Brooks have a vesting commencement date of August 15, 2025, with shares service-vesting quarterly over a two-year period following the vesting commencement date, subject to his continued service to the company. Shares that are service-vested will vest upon the earlier to occur of (i) a change in control of the company and (ii) the effective date of an underwritten public offering of common stock of the company with aggregate gross proceeds to the company of at least $50,000,000 to occur prior to the 7th anniversary of the date of grant. In each case, Shares that service-vest after the satisfaction of the foregoing liquidity vesting condition will vest upon the service-vesting date.

(2)All option awards in this column were vested and exercisable as of December 31, 2025.

Outside Director Compensation Policy

Before our initial public offering, we did not have a formal policy to provide any cash or equity compensation to our non-employee directors for their service on our board of directors or committees of our board of directors. In connection with our initial public offering, our board of directors approved a non-employee director compensation policy, pursuant to which our non-employee directors will be eligible to receive certain equity awards.

Under the non-employee director compensation policy, each person will receive an initial grant of RSUs with a grant date fair value of $575,000, vesting in three equal annual installments on the first, second and third anniversaries of the grant date, provided the director continues to serve through each vesting date.

At the first annual meeting of stockholders, and at each annual meeting thereafter, each continuing non‑employee director who has served at least six months prior to the meeting will receive an annual RSU grant with a grant date fair value of $300,000, vesting in full on the earlier of the one‑year anniversary of the grant date or the next annual meeting of stockholders, subject to continued service through the vesting date.

The number of shares subject to each grant will be determined by dividing the applicable dollar amount by the average closing price of our Class A common stock over the last completed full calendar month preceding the grant, rounded down to the nearest whole share. In the event of a change in control, the vesting of all outstanding initial and annual awards will accelerate in full immediately prior to the consummation of such transaction, subject to continued service on that date.

Director compensation is subject to the annual limits set forth in our 2026 Plan. Non‑employee directors may elect to decline all or any portion of their compensation by providing advance notice to us. We also reimburse our non‑employee directors for reasonable out‑of‑pocket expenses incurred in connection with attending board and committee meetings.

Employee directors will receive no additional compensation for their service as a director.

2025 Grants of Plan-Based Awards Table

The following table provides information concerning each grant of an award made to the NEOs during the year ended December 31, 2025.

			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Name	Type of Award	Grant Date	Threshold (#)	Target (#)	Maximum(1) (#)
Edward Reginelli	RSU	07/02/2025	—	—	90,000	—	—	—
	RSU	09/17/2025	—	—	26,000	—	—	—
Jody Mettler	Option	03/19/2025	—	—	—	50,000	5.36	156,000
_______________
(1)Amounts represent restricted stock units with respect to shares of our Class A common stock granted under our 2018 Plan that are subject to service-based and liquidity event-based vesting conditions. The liquidity event-based vesting condition was satisfied upon the completion of our initial public offering.

(2)As of the applicable grant date and December 31, 2025, we had not recognized stock-based compensation expense for the RSU awards because achievement of the liquidity event-based vesting condition, as the performance condition, was not deemed probable as of any such date. Assuming achievement of the liquidity event-based vesting condition, the aggregate grant-date fair values of the RSU awards for Mr. Reginelli was $886,200, computed in accordance with ASC Topic 718 and representing the highest level of performance condition achievement for these awards. Regarding Ms. Mettler’s stock option award, this amount reflects the accounting cost for this stock option and does not represent the actual economic value that may be realized by Ms. Mettler from the stock option.
Timing of Grants and Certain Equity Awards

We grant equity awards on a discretionary basis in connection with certain events such as the commencement of employment, annual or other performance reviews, or promotion. We do not grant awards in anticipation of the release of material nonpublic information, and we do not time the release of material nonpublic information for the purpose of affecting the value of executive compensation.

Outstanding Equity Awards at Fiscal 2025 Year-End

The following table presents, for each of our NEOs, information regarding outstanding stock options to purchase shares of Class A common stock and outstanding restricted stock units with respect to Class A common stock, in each case held as of December 31, 2025.

			Option Awards				Stock Awards
Name	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Michael Belshe(1)(8)	06/23/2020	09/18/2019	562,860	—	0.18	09/17/2029	—	—
	09/28/2022 (3)	09/14/2022	1,625,000	375,000	0.21	10/05/2032	—	—
	12/29/2024 (4)	12/22/2024	—	—	—	—	1,000,000	18,000,000
Edward Reginelli(1)	10/07/2022 (5)	09/15/2022	4,000	12,000	0.21	10/06/2032	—	—
	07/02/2025 (6)	07/01/2025	—	—	—	—	90,000	1,620,000
	09/17/2025 (7)	10/01/2025	—	—	—	—	26,000	468,000
Chen Fang(1)	7/22/2020 (5)	02/07/2020	178,890	—	0.18	07/21/2030	—	—
	10/07/2022 (5)	09/15/2022	325,000	75,000	0.21	10/6/2032	—	—
Jody Mettler(1)	09/28/2022 (5)	09/27/2021	20,000	—	0.21	10/5/2032	—	—
	09/28/2022 (5)	08/10/2022	7,500	2,500	0.21	10/5/2032	—	—
	05/12/2023 (5)	04/15/2023	93,333	61,667	0.21	05/11/2033	—	—
	03/19/2025 (5)	03/01/2025	—	50,000	5.36	03/18/2035	—	—
Jeff Horowitz(1)	01/20/2021 (5)	03/04/2022	137,027	—	0.21	1/19/2031	—	—
	04/17/2024 (7)	03/01/2024	—	—	—	—	25,000	450,000
	12/29/2024 (4)	12/18/2024	—	—	—	—	75,000	1,350,000
_______________
(1)All of the outstanding stock options and stock awards held by Mr. Reginelli, Mr. Fang, Ms. Mettler and Mr. Horowitz were granted under the 2018 Plan and are for shares of Class A common stock. The outstanding stock options held by Mr. Belshe were granted on September 28, 2022, and his outstanding stock awards were granted under the 2018 Plan and are for shares of Class A common stock. The outstanding stock options held by Mr. Belshe granted on June 23, 2020, were granted outside of the 2018 Plan and are for shares of Class A common stock.
(2)There was no public market for our Class A common stock as of December 31, 2025. As there was no public market for our Class A common stock on December 31, 2025, we have assumed that the fair market value on such date was $18.00.
(3)Vests with respect to 1/48 of the shares of our Class A common stock underlying the stock option in equal monthly installments over four years, in each case, subject to continued service.
(4)Service vests as to 1/4 of the total number of shares subject to the RSU on the first anniversary of the vesting commencement date and as to 1/48 of the total number of shares upon the expiration of each full calendar month for each of the next 48 months, in each case subject to the grantee’s continuous service to the company. Shares that are service-vested will vest upon the earlier of (i) a change in control of the company and (ii) a firm commitment underwritten public offering of common stock of the company with aggregate gross proceeds to the company of at least $50,000,000 (the earlier to occur of (i) and (ii), the Liquidity Event Requirement), in each case, which occurs prior to the 6th anniversary of the date of grant. The Liquidity Event Requirement was not satisfied as to any of the service-vested RSUs as of December 31, 2025, but was satisfied upon completion of our initial public offering. Shares that service-vest after the satisfaction of the foregoing liquidity vesting condition will vest upon the service-vesting date.
(5)Vests with respect to 1/4 of the shares of our Class A common stock underlying the stock option on the one-year anniversary of the vesting commencement date and the remaining 3/4 of the shares underlying the option vest in equal monthly installments over three years, in each case subject to continued service.
(6)Service vests as to 1/4 of the total number of shares subject to the RSU on the earliest of February 15, May 15, August 15 and November 15 (each, a “Quarterly Vesting Date”) following the one-year anniversary of the vesting commencement date and as to an additional 1/16 of the total number of shares on each subsequent Quarterly Vesting Date, in each case subject to the grantee’s continued service to the company. Shares that are service-vested will vest upon the earlier to occur of (i) a change in control of the company and (ii) the effective date of an underwritten public offering of common stock of the company with aggregate gross proceeds to the company of at least $50,000,000 to occur prior to the 7th anniversary of the date of grant and, in each case subject to the grantee’s continued service to the company. Shares that service-vest after the satisfaction of the foregoing liquidity vesting condition will vest upon the service-vesting date.
(7)Service vests as to 1/4 of the total number of shares subject to the RSU on the one-year anniversary of the vesting commencement date and as to an additional 1/48 of the total number of shares on each subsequent monthly anniversary of the vesting commencement date, subject to the grantee’s continued service to the company. Shares that are service-vested will vest upon the earlier to occur of (i) a change in control of the company and (ii) the effective date of an underwritten public offering of common stock of the company with aggregate gross proceeds to the company of at least $50,000,000 to occur prior to the 7th anniversary of the date of grant and, in each case subject to the grantee’s continued service to the company. Shares that service-vest after the satisfaction of the foregoing liquidity vesting condition will vest upon the service-vesting date.
(8)As mentioned in the section titled “Certain Relationships and Related Transactions, and Director Independence,” Mr. Belshe has a right (but not an obligation) to require us to exchange, for shares of our Class B common stock, any shares of our Class A common stock received by Mr. Belshe upon the exercise or settlement of equity awards for shares of our Class A common stock under an Equity Exchange Rights Agreement dated September 30, 2025. The Equity Exchange Rights only apply to equity awards held by Mr. Belshe that are outstanding as of September 30, 2025. As of December 31, 2025, there were 3,562,860 shares of our Class A common stock subject to outstanding equity awards held by Mr. Belshe that may be exchanged, upon exercise or settlement, for an equivalent number of shares of our Class B common stock pursuant to the Equity Exchange Rights.

2025 Stock Option Exercises and Stock Vested Table

The following table presents, for each of our NEOs, the number of shares of our common stock acquired upon the exercise of stock options or vesting and settlement of RSUs during the year ended December 31, 2025, and the aggregate value realized upon the exercise of stock options and the vesting and settlement of RSUs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Edward Reginelli	173,000	941,120	—	—
Jody Mettler	5,000	25,750	—	—
Jeff Horowitz	213,000	1,158,720	—	—
_______________
(1)As there was no public market for our common stock on the date the options were exercised, the value realized on exercise reflected in the table above is equal to the difference between (i) the fair market value of our common stock on the exercise date as determined by our board of directors in good faith (which was equal to $5.36 for options exercised between January 1, 2025 and March 30, 2025 and to $5.65 for options exercised between March 31, 2025 and December 31, 2025) and (ii) the exercise price of the options.
Executive Offer Letters

We entered into an offer letter setting forth the terms and conditions of employment with each of our NEOs. Each offer letter provides for at-will employment and other standard terms of employment.

Cash Bonus Plan

Our board of directors has adopted a discretionary Omnibus Bonus Plan (the “Bonus Plan”) which became effective upon the closing of our initial public offering, to motivate and reward employees for their contributions to our success. The plan is administered by our compensation committee, which has broad authority to determine eligibility, performance goals, award opportunities, and amounts earned and paid.

Eligibility for participation is limited to our employees, and employees of our subsidiaries, as selected by the compensation committee, and generally excludes contractors, interns, and temporary or leased employees, unless the compensation committee determines otherwise. Participants must generally remain employed in good standing through the payment date to receive an award.
The compensation committee may establish one or more performance periods and related performance goals, which may vary by participant or award, and may be based on company-wide, business unit, or individual measures. Performance goals may be financial, operational, or strategic in nature, including any of a broad range of metrics such as revenue, earnings, cash flow, return measures, market share, or other corporate, business unit, or individual objectives. The compensation committee may also grant wholly discretionary bonus awards not tied to specific performance goals and may fund awards from a discretionary bonus pool.

Following the applicable performance period, the compensation committee will certify performance results, determine actual award amounts, and may adjust payouts upward or downward in its sole discretion. Awards are typically paid in cash, but the compensation committee may settle them in the form of equity awards under our equity incentive plans. Payment timing is determined by the compensation committee, subject to applicable law, with any equity awards granted subject to our insider trading policies.

The compensation committee administers and interprets the Bonus Plan, and may generally amend, suspend, or terminate it at any time, provided that such actions generally may not adversely affect the payments of awards already earned. Awards are subject to our Compensation Recovery Policy, and compliance with applicable laws, and represent unsecured obligations of the company.

Potential Payments Upon Termination or Change of Control

Each of our NEOs has entered into a Change in Control and Severance Agreement (a “CIC severance agreement”) pursuant to which, in the event that the named executive officer is terminated without “cause” or resigns for “good reason” within three months before or twelve months following a “change of control” of the company (as such terms will be defined in such CIC severance agreements), he or she will be entitled to: (i) an amount equal to the sum of (A) twelve months of his or her base salary at the rate in effect immediately prior to such termination and (B) 100% of his or her then-current target bonus (150% in the case of the CEO), payable in a cash lump-sum, and (ii) to the extent the named executive officer timely elects to receive continued coverage under our group healthcare plans, we will continue to pay the employer portion of the participant’s premium payments for such continued coverage for a period ending on the earlier of (x) twelve months following the termination date and (y) the date that the named executive officer becomes eligible for coverage under another employer’s plans. In addition, each of the named executive officer’s outstanding equity awards, other than performance vesting awards, will become vested and exercisable, as applicable, with respect to 100% of the underlying shares. Performance vesting awards will be treated as set forth in the applicable award agreement. All such severance payments and benefits will be subject to each named executive officer’s execution of a general release of claims against us.

Additionally, in the event that our NEOs are terminated without “cause” or resign for “good reason” outside of the period three months before or twelve months after a “change of control” (as such terms are defined in such CIC severance agreements), each of our NEOs will be entitled to (i) an amount equal to six months (twelve months in the case of the CEO) of his or her base salary at the rate in effect immediately prior to such termination, payable in a cash lump-sum and (ii) to the extent the named executive officer timely elects to receive continued coverage under our group healthcare plans, we will continue to pay the employer portion of the participant’s premium payments for such continued coverage for a period ending on the earlier of (x) six months (twelve months in the case of the CEO) following the termination date and (y) the date that the named executive officer becomes eligible for coverage under another employer’s plans. All such severance payments and benefits will be subject to each named executive officer’s execution of a general release of claims against us.

Stock Plans

We believe that our ability to grant equity-based awards is a valuable compensation tool that enables us to attract, retain, and motivate our employees, consultants, and members of our board of directors by aligning their financial interests with those of our stockholders. The principal features of our equity incentive plans are summarized below. These summaries are qualified in their entirety by reference to the actual text of the plans, which are filed as exhibits to this Annual Report on Form 10-K.

Amended & Restated 2018 Stock Incentive Plan

In October 2018, we assumed BitGo Inc.’s 2011 Stock Incentive Plan, which became the 2018 Plan, in connection with a holding company reorganization. The purpose of the 2018 Plan was to attract, retain and motivate eligible employees, directors and consultants whose contributions are important to the success of our business.

Share Reserve. As of December 31, 2025, we had 32,635,150 shares of our Class A common stock reserved for issuance pursuant to grants under our 2018 Plan of which 2,925,339 shares remained available for grant. As of December 31, 2025, options to purchase 16,845,487 shares had been exercised and options to purchase 9,428,165 shares remained outstanding, with a weighted-average exercise price of $2.19 per share. As of December 31, 2025, 3,687,497 awards of RSUs were granted under the 2018 Plan. As of December 31, 2025, no shares of restricted stock were granted under the 2018 Plan no new awards will be granted under the 2018 Plan.

Administration. Our 2018 Plan is administered by our board of directors or a committee appointed by our board of directors, referred to herein as the “administrator.” Subject to the terms of the 2018 Plan, the administrator has the authority to, among other things, select the persons to whom awards will be granted, interpret our 2018 Plan as well as to prescribe, adopt and amend, such rules and guidelines as it deems appropriate relating to the 2018 Plan and awards granted thereunder. The administrator may modify awards subject to the terms of the 2018 Plan.

Eligibility. Pursuant to the 2018 Plan, we may grant incentive stock options only to our employees or the employees of our parent or subsidiaries, as applicable (including officers and directors who are also employees). We may grant non-statutory stock options, RSUs, and shares of restricted stock to our employees (including officers and directors who are also employees), non-employee directors, and consultants, or the employees, directors, and consultants of our parent and subsidiaries, as applicable.

Stock Options. The 2018 Plan provides for the grant of both (i) incentive stock options, which are intended to qualify for tax treatment as set forth under Section 422 of the Code and (ii) non-statutory stock options to purchase shares of our Class A common stock, each at a stated exercise price. The exercise price of each option must be at least equal to the fair market value of our common stock on the date of grant, unless otherwise determined by the administrator. However, the exercise price of any incentive stock option granted to an individual who owns more than ten percent of the total combined voting power of all classes of our capital stock must be at least equal to 110% of the fair market value of our common stock on the date of grant. The administrator will determine the vesting schedule applicable to each option. The maximum permitted term of options granted under our 2018 Plan is ten years from the date of grant, except that the maximum permitted term of incentive stock options granted to an individual who owns more than ten percent of the total combined voting power of all classes of our capital stock is five years from the date of grant.

Restricted Stock Units. The 2018 Plan also allows for the grant of RSUs with terms as generally determined by the administrator in accordance with the 2018 Plan and set forth in an award agreement. RSUs granted under the 2018 Plan represent the right to receive shares of our Class A common stock at a specified date in the future, subject to satisfaction of certain vesting conditions. Generally, RSUs granted under the 2018 Plan vest upon satisfaction of a time-based vesting schedule on or before the expiration date of such RSUs. Upon a termination of employment, generally any time-vested RSUs will remain outstanding and eligible to vest if the liquidity-event vesting condition is satisfied within the term of such RSUs, unless the terms of the award agreement requires continued employment through the date the liquidity event vesting condition is satisfied.

Restricted Stock Awards. Awards of restricted stock represent an offer by us to sell shares of our common stock subject to restrictions which may lapse based on terms and conditions determined by our board of directors or applicable committee. Holders of restricted stock are entitled to vote and, unless otherwise determined by the board of directors, are entitled to receive all dividends and distributions with respect to such shares, provided that the restricted stock agreement may require that holders of restricted stock invest any cash dividends received in additional shares of our common stock, with such additional shares subject to the same conditions and restrictions as the award with respect to which the dividends were paid.

Limited Transferability. Unless otherwise determined by the administrator, options shall not be transferable other than by beneficiary designation, will or the laws of descent and distribution and, with respect to non-statutory stock options by transfer to a revocable trust or to one or more family members or a trust established for the benefit of the optionee and/or one or more family members to the extent permitted by section 260.140.41(c) of Title 10 of the California Code of Regulations and Rule 701 of the Securities Act.

Acquisition or Other Combination. In the event that the we are party to a merger or other consolidation, or in the event of a transaction providing for the sale of all or substantially all of the company’s stock or assets, the 2018 Plan provides that outstanding awards shall be subject to the agreement of merger, consolidation or sale, and may be continued, assumed, or substituted with substantially equivalent awards of any successor corporation or affiliate, or become vested or exercisable, provided that the Board may provide, in its sole discretion, for the cancellation of awards in exchange for a payment equal to the fair market value of these awards, and provided further that if any portion of an award is not then vested, the Board may cancel such unvested portion of such award without the payment of any consideration.

Adjustments. In the event of a subdivision of our Class A common stock, a declaration of a dividend payable in shares of our Class A common stock, a declaration of an extraordinary dividend payable in a form other than shares of our Class A common stock in an amount that has a material effect on the fair market value of our Class A common stock, a combination or consolidation of the outstanding shares of our Class A common stock into a lesser number of shares, a recapitalization, a spin-off, a reclassification, or a similar occurrence, our Board shall make appropriate adjustments to (i) the number of shares of our Class A common stock available for future awards under the 2018 Plan, (ii) the number of shares of our Class A common stock covered by each outstanding option, (iii) the exercise prices under each outstanding options, and (iv) the purchase prices of shares subject to our right of repurchase.

Repricing Awards. The administrator may, without prior stockholder approval, reduce the exercise price of options, subject to the terms of the 2018 Plan.

Amendment; Termination. Our board of directors may amend or terminate the 2018 Plan at any time and may terminate any and all outstanding options and RSUs upon a dissolution or liquidation of us, provided that certain amendments require stockholder approval or participant consent. We terminated the 2018 Plan and ceased issuing awards thereunder upon the effective date of our 2026 Plan, which is the date immediately prior to the date of the effectiveness of the registration statement on Form S-1 for the listing of our Class A common stock on NYSE. Any outstanding awards granted under the 2018 Plan will remain outstanding, subject to the terms of our 2018 Plan and applicable award agreements, until such awards are exercised or until they terminate or expire by their terms.

2019 Non-Plan Option Award

On September 18, 2019, the Company granted a non-statutory option to Mr. Belshe to acquire 1,500,960 shares of our Class A common stock outside of our 2018 Plan, as a non-Plan grant (the “Non-Plan Option Grant”). On June 23, 2020, the Non-Plan Option Grant was repriced from an exercise price of $0.97 to an exercise price of $0.18 (the “Repricing”). To effectuate the Repricing, the Company cancelled the Non-Plan Grant Option and regranted it as a non-Plan Option (the “Non Plan Repriced Option”), with all terms, other than the exercise price, remaining unchanged, including the vesting schedule. On March 30, 2021, and on April 8, 2022, Mr. Belshe exercised the Non-Plan Repriced Option for respectively 531,590 and 406,510 shares. The Non-Plan Repriced Option remains outstanding for 562,860 shares.

2023 Non-Plan RSU Award

On October 11, 2023, the Company granted an RSU Award outside of the 2018 Plan for 93,742 shares of our Class A common stock (the “Non-Plan RSU Award”). The vesting of the Non-Plan RSU Award is subject to a four-year time-based service requirement, as well as a liquidity event requirement that the Company consummates an IPO or a Change in Control within 6 years from the date of grant of the Non-Plan RSU Award. The Non-Plan RSU Award will only vest if and to the extent that both the service requirement and the liquidity event requirement are met.

2026 Equity Incentive Plan

In September 2025, our board of directors and our stockholders approved our 2026 Plan as a successor to our 2018 Plan, which became effective in connection with our initial public offering. The 2026 Plan authorizes the award of both incentive stock options, which are intended to qualify for tax treatment under Section 422 of the Code, and non-statutory stock options, as well for the award of RSAs, stock appreciation rights, RSUs, and performance and stock bonus awards. Pursuant to the 2026

Plan, incentive stock options may be granted only to our employees. We may grant all other types of awards to our employees, directors, and consultants.

Share Reserve. We have initially reserved 9,028,124 shares of our Class A common stock, plus any reserved shares of Class A common stock not issued or subject to outstanding grants under the 2018 Plan on the effective date of the 2026 Plan, for issuance as Class A common stock pursuant to awards granted under our 2026 Plan. The number of shares reserved for issuance under our 2026 Plan will increase automatically on January 1 of each of 2027 through 2036 by the number of shares equal to 5% of the aggregate number of outstanding shares of all classes of our common stock as of the immediately preceding December 31, or a lesser number as may be determined by our board of directors.

In addition, the shares set forth below will again be available for issuance pursuant to awards granted under our 2026 Plan:

•shares subject to options or stock appreciation rights granted under our 2026 Plan that cease to be subject to the option or SAR for any reason other than exercise of the option or stock appreciation right;

•shares subject to awards granted under our 2026 Plan that are subsequently forfeited or repurchased by us at the original issue price;

•shares subject to awards granted under our 2026 Plan that otherwise terminate without such shares being issued;

•shares subject to awards granted under our 2026 Plan that are surrendered, canceled, or exchanged for cash or a different award (or combination thereof);

•shares issuable upon the exercise of options granted under our 2018 Plan that, after the effective date of the 2026 Plan, are forfeited;

•shares subject to awards granted under our 2018 Plan that are forfeited or repurchased by us at the original price after the effective date of the 2026 Plan; and

•shares subject to awards under our 2018 Plan, or our 2026 Plan that are used to pay the exercise price of an option or withheld to satisfy the tax withholding obligations related to any award.

Shares of our common stock that that were either reserved, but not issued under the 2018 Plan, or issued under the 2018 Plan and later become available for grant under our 2026 Plan, either as set forth above, shall be issued under the 2026 Plan only as shares of Class A common stock.

Administration. Our 2026 Plan will be administered by our compensation committee or by our board of directors acting in place of our compensation committee. Subject to the terms and conditions of the 2026 Plan, the administrator will have the authority, among other things, to select the persons to whom awards may be granted, construe and interpret our 2026 Plan as well as to determine the terms of such awards and prescribe, amend, and rescind the rules and regulations relating to the plan or any award granted thereunder. The 2026 Plan provides that the administrator may delegate its authority, including the authority to grant awards, to one or more executive officers to the extent permitted by applicable law, provided that awards granted to non-employee directors may only be determined by our board of directors.

Options. The 2026 Plan provides for the grant of both incentive stock options intended to qualify under Section 422 of the Code, and non-statutory stock options to purchase shares of our Class A common stock at a stated exercise price. Incentive stock options may only be granted to employees, including officers and directors who are also employees. The exercise price of stock options granted under the 2026 Plan must be at least equal to the fair market value of our Class A common stock on the date of grant. Incentive stock options granted to an individual who holds, directly or by attribution, more than ten percent of the total combined voting power of all classes of our capital stock must have an exercise price of at least 110% the fair market value of our Class A common stock on the date of grant.

Options may vest based on service and/or achievement of performance conditions, as determined by the administrator. The administrator may provide for options to be exercised only as they vest or to be immediately exercisable, with any shares issued on exercise being subject to our right of repurchase that lapses as the shares vest. No more than 18,000,000 shares may be issued pursuant to incentive stock options. The maximum term of options granted under our 2026 Plan is ten years from the date of grant, except that the maximum permitted term of incentive stock options granted to an individual who holds, directly or by attribution, more than ten percent of the total combined voting power of all classes of our capital stock is five years from the date of grant.

Restricted Stock Awards. An RSA is an offer by us to grant or sell shares of our Class A common stock subject to restrictions, which may lapse based on the satisfaction of service and/or achievement of performance conditions. The price, if any, of an RSA will be determined by the administrator. Holders of RSAs, unlike holders of options, will have the right to vote and any dividends or distributions paid with respect to such shares will be subject to the same vesting terms and other restrictions as the RSA and will be accrued and paid when the vesting terms on such shares lapse. Unless otherwise determined by the administrator, vesting will cease on the date the participant no longer provides services to us and unvested shares may be forfeited to or repurchased by us.

Stock Appreciation Rights. A SAR provides for a payment, in cash or shares of our Class A common stock up to a specified maximum of shares, if determined by the administrator , to the participant based upon the difference between the fair market value of our Class A common stock on the date of exercise and a predetermined exercise price, multiplied by the number of shares. Stock appreciation rights may vest based on service and/or achievement of performance conditions. No SAR may have a term that is longer than ten years from the date of grant.

Restricted Stock Units. RSUs represent the right to receive shares of our Class A common stock at a specified date in the future and may be subject to vesting based on service and/or achievement of performance conditions. RSUs may be settled in cash, shares of our Class A common stock, or a combination of both as soon as practicable following vesting or on a later date subject to the terms of the 2026 Plan and any applicable award agreement, which may provide for settlement only in shares . No RSU may have a term that is longer than ten years from the date of grant.

Performance Awards. Performance awards granted pursuant to the 2026 Plan may be in the form of a cash bonus, or an award of performance shares or performance units denominated in shares of our Class A common stock that may be settled in cash, property, or by issuance of those shares, subject to the satisfaction or achievement of specified performance conditions.

Stock Bonus Awards. A stock bonus award provides for payment in the form of cash, shares of our Class A common stock or a combination thereof, based on the fair market value of shares subject to such award as determined by the administrator. The awards may be granted as consideration for services already rendered, or at the discretion of the administrator, may be subject to vesting restrictions based on continued service and/or performance conditions.

Dividend Equivalent Rights. Dividend equivalent rights may be granted at the discretion of the administrator and represent the right to receive the value of dividends, if any, paid by us in respect of the number of shares of our Class A common stock underlying an award. Dividend equivalent rights will be subject to the same vesting or performance conditions as the underlying award and will be paid only when the underlying award becomes vested or may be deemed to have been reinvested by us.

Change of Control. Our 2026 Plan provides that, in the event of a corporate transaction that constitutes a change of control of our company under the terms of the plan, outstanding awards will be subject to the agreement evidencing the change of control, which need not treat all outstanding awards in an identical manner, and may include one or more of the following: (1) the continuation of the outstanding awards, (2) the assumption of the outstanding awards by the surviving corporation or its parent, (3) the substitution by the surviving corporation or its parent of new options or equity awards for the outstanding awards, (4) the full or partial acceleration of exercisability or vesting or lapse of our right to repurchase or other terms of forfeiture and accelerated expiration of the award, (5) the settlement of the full value of the outstanding awards, whether or not then vested or exercisable, in cash, cash equivalents, or securities of the successor entity with a fair market value equal to the required amount, as determined in accordance with the 2026 Plan, which payments may be deferred until the date or dates the award would have become exercisable or vested, or (6) the cancellation of outstanding awards for no consideration. Notwithstanding the foregoing, upon a change of control the vesting of all awards granted to our non-employee directors will accelerate and such awards will become exercisable, to the extent applicable, and vested in full immediately prior to the consummation of the change of control. In the event the successor refuses to assume, convert, replace, or substitute awards as provided above pursuant to a corporate transaction, our compensation committee will notify each participant that such award will, if exercisable, be exercisable or vested for a period of time determined by the committee and expire after such period.

Adjustment. In the event of a change in the number or class of outstanding shares of our Class A common stock by reason of a stock dividend, extraordinary dividend or distribution (other than a regular cash dividend), recapitalization, stock split, reverse stock split, subdivision, combination, consolidation, reclassification, spin-off, or similar change in our capital structure, proportional adjustments will be made to (1) the number and class of shares reserved for issuance under our 2026 Plan, (2) the exercise prices, number and class of shares subject to outstanding options or stock appreciation rights, (3) the number and class of shares subject to other outstanding awards, and (4) the maximum number of shares that may be issued as incentive stock options under the 2026 Plan, subject to any required action by our board of directors or our stockholders and compliance with applicable laws.

Exchange, Repricing, and Buyout of Awards. The administrator may, without prior stockholder approval, (1) reduce the exercise price of outstanding options or stock appreciation rights without the consent of any participant and (2) pay cash or issue new awards in exchange for the surrender and cancellation of any, or all, outstanding awards, subject to the consent of any affected participant to the extent required by the terms of the 2026 Plan.

Director Compensation Limits. No non-employee director may receive awards under our 2026 Plan with a grant date value that when combined with cash compensation received for his or her service as a director, exceed $1,000,000 in any calendar year of his or her initial service as a non-employee director on our board of directors.

Clawback; Transferability. All awards will be subject to clawback or recoupment pursuant to any compensation clawback or recoupment policy adopted by our board of directors or required by law, to the extent set forth in such policy or applicable agreement. Except in limited circumstances, awards granted under our 2026 Plan may generally not be transferred in any manner other than by will or by the laws of descent and distribution.

Sub-plans. Subject to the terms of the 2026 Plan, the plan administrator may establish a sub-plan under the 2026 Plan and/or modify the terms of awards granted to participants outside of the United States to comply with any laws or regulations applicable to any such jurisdiction.

Amendment; Termination. Our board of directors or compensation committee may amend our 2026 Plan at any time, subject to stockholder approval as may be required. Our 2026 Plan will terminate ten years from the date our board of directors adopts the plan, unless it is terminated earlier by our board of directors. No termination or amendment of the 2026 Plan may adversely affect any then-outstanding award without the consent of the affected participant, except as is necessary to comply with applicable laws or as otherwise provided by the terms of the 2026 Plan.

2026 Employee Stock Purchase Plan

In September 2025, our board of directors and our stockholders approved our 2026 ESPP, which became effective in connection with our initial public offering, to enable eligible employees to purchase shares of our Class A common stock with accumulated payroll deductions.

The 2026 ESPP includes two components: a “423 Component” and a “Non-423 Component.” We intend the 423 Component to qualify as options issued under an “employee stock purchase plan” as that term is defined in Section 423(b) of the Code. Except as otherwise provided in the 2026 ESPP or determined by the board of directors or the compensation committee, the Non-423 Component (if any) will operate and be administered in the same manner as the 423 Component.

Share Reserve. We have initially reserved 2,600,000 shares of our Class A common stock for issuance and sale under our 2026 ESPP. The number of shares reserved for issuance and sale under our 2026 ESPP will increase automatically on January 1 of each of 2027 through 2036 by the number of shares equal to 1% of the aggregate number of outstanding shares of all classes of our common stock as of the immediately preceding December 31, or a lesser number as may be determined by our board of directors. Subject to stock splits, recapitalizations, or similar events, no more than 26,000,000 shares of our Class A common stock may be issued over the term of our 2026 ESPP.

Administration. Our 2026 ESPP will be administered by our compensation committee or by our board of directors acting in place of our compensation committee, subject to the terms and conditions of our 2026 ESPP. Among other things, the administrator will have the authority to determine eligibility for participation in our 2026 ESPP (to the extent permitted by applicable law), designate separate offerings under the plan, determine the length of such offerings, and construe, interpret, and apply the terms of the plan.

Eligibility. Employees eligible to participate in any offering pursuant to our 2026 ESPP generally include any employee that is employed by us or certain of our designated subsidiaries at the beginning of the offering period. However, the administrator may exclude employees who have been employed for less than two years, are customarily employed for 20 hours or less per week, are customarily employed for five months or less in a calendar year, certain highly compensated employees as determined in accordance with applicable tax laws, and certain employees who are citizens or residents of a foreign jurisdiction if such participation is prohibited under applicable local laws or would violate the requirements of Section 423 of the Code (with respect to an offering under a 423 Component). In addition, any employee who owns, or is deemed to own because of attribution rules, 5% or more of the total combined voting power or value of all classes of our capital stock, or the capital stock of one of our qualifying subsidiaries, or who will own such amount because of participation in our 2026 ESPP, will not be eligible to participate in our 2026 ESPP. The administrator may impose additional restrictions on eligibility from time to time.

Offerings. Under our 2026 ESPP, eligible employees will be offered the option to purchase shares of our Class A common stock at a discount over a series of offering periods through accumulated payroll deductions over the period. Each offering period may itself consist of one or more purchase periods. No offering period may be longer than 27 months. The purchase price for shares purchased under our 2026 ESPP during any given purchase period will be 85% of the lesser of the fair market value of our Class A common stock on (1) the first trading day of the applicable offering period or (2) the last trading day of the applicable purchase period.

No participant may purchase more than 2,500 shares of our Class A common stock during any one purchase period and may not subscribe for more than $25,000 in fair market value of shares of our Class A common stock, determined as of the date the offering period commences, in any calendar year in which the offering is in effect. The administrator in its discretion may set a lower maximum number of shares which may be purchased.

Adjustments Upon Recapitalization. If the number or class of outstanding shares of our Class A common stock is changed by stock dividend, recapitalization, stock split, reverse stock split, subdivision, combination, reclassification or similar change in our capital structure without consideration, then the administrator will proportionately adjust the number or class of shares of our Class A common stock that are available under our 2026 ESPP, the purchase price and number or class of shares any participant has elected to purchase as well as the maximum number of shares which may be purchased by participants.

Change of Control. If we experience a change of control transaction as determined under the terms of our 2026 ESPP, any offering period then in effect will be shortened and terminated on a final purchase date established by the administrator. The final purchase date will occur on or prior to the effective date of the change of control transaction, and our 2026 ESPP will terminate on the closing of the change of control.

Transferability. Participants may generally not assign, transfer, pledge, or otherwise dispose of payroll deductions credited to their account or any rights regarding an election to purchase shares pursuant to our 2026 ESPP other than by will or the laws of descent or distribution.

Amendment; Termination. The board of directors or compensation committee may amend, suspend, or terminate our 2026 ESPP at any time without stockholder consent, except as required by law. Unless earlier terminated, our 2026 ESPP will terminate upon the earlier to occur of the issuance of all shares of Class A common stock reserved for issuance under our 2026 ESPP, or the tenth anniversary of the effective date.

Compensation Recovery Policy

In September 2025, we adopted a Compensation Recovery Policy (the “Compensation Recovery Policy”). The Compensation Recovery Policy is in accordance with the final rules regarding recovery of erroneously awarded executive officer compensation in connection with an accounting restatement, as adopted by the SEC in October 2022, and consistent with the corresponding listing standards (together, the “Clawback Rules”). Pursuant to the Compensation Recovery Policy, and subject to certain limited exceptions in the Clawback Rules, in the event we are required to restate our financial statements, we are required to recoup erroneously awarded incentive-based compensation (as described in the Clawback Rules), including both cash and equity compensation paid to any current or former executive officer (as described in the Clawback Rules) during the three completed fiscal years immediately prior to the date the accounting restatement was required. The amount recoverable is the amount of any incentive-based compensation received by the executive officer based on the financial statements prior to the restatement that exceeds the amount that such executive officer would have received had the incentive-based compensation been determined based on the financial restatement. Our Compensation Recovery Policy also permits the compensation committee, in its discretion, to seek recovery of incentive-based compensation paid to executive officers in the event of fraud or intentional misconduct that materially contributes to our causes economic loss to our company, whether or not a financial restatement occurs.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 28, 2026, by

•each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of our Class A common stock or Class B common stock;

•each of our NEOs;

•each of our directors; and

•all of our directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares beneficially owned, subject to applicable community property laws.

Applicable beneficial ownership percentages are based on 106,611,583 shares of Class A common stock and 8,855,382 shares of Class B common stock outstanding as of February 28, 2026. Shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2026, RSUs that are expected to vest and settle within 60 days of February 28, 2026 and shares purchasable under our 2026 ESPP within 60 days of February 28, 2026 are deemed to be outstanding and to be beneficially owned by the person holding the stock options, RSUs or right to purchase shares under the 2026 ESPP for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each beneficial owner listed in the table below is c/o BitGo Holdings, Inc., 6216 Pinnacle Place, Sioux Falls, SD 57108.

	Shares Beneficially Owned
	Class A Common Stock		Class B Common Stock
Name of Beneficial Owner	Number (#)	Percent (%)	Number (#)	Percent (%)	Percent of Total Voting Power(1)
Named Executive Officers and Directors:
Michael Belshe(1)	3,560,246	3.34%	8,855,382	100%	10.57%
Edward Reginelli(2)	548,333	*	—	—%	*
Chen Fang(3)	1,770,714	1.66%	—	—%	1.54%
Jody Mettler(4)	176,041	*	—	—%	*
Jeff Horowitz(5)	486,165	*	—	—%	*
Brian Murray(6)	3,109	*	—	—%	*
Vivek Pattipati(7)	—	—%	—	—%	—%
Justin Evans(8)	6,000	*	—	—%	*
Sunita Parasuraman(9)	6,000	*	—	—%	*
Brian Brooks(10)	68,500	*	—	—%	*
All executive officers and directors as a group (10 persons)(11)	6,625,108	6.21%	8,855,382	100%	13.07%
Other 5% or Greater Stockholders:
Entities affiliated with Bridgescale(12)	6,143,152	5.76%	—	—%	5.35%
Entities affiliated with Craft Ventures(13)	7,421,851	6.96%	—	—%	6.47%
Entities affiliated with Redpoint(14)	10,752,948	10.09%	—	—%	9.37%
Entities affiliated with Valor(15)	12,538,608	11.76%	—	—%	9.37%
*Represents beneficial ownership of less than one percent of the shares of our common stock.

(1)Consists of (i) 2,319,070 shares of Class B common stock held directly by Mr. Belshe, (ii) 910,489 shares of Class B common stock held by each of The AB Grantor GST Exempt Trust under the Belshe/Xu Family 2021 Irrevocable Trust, The CB Grantor GST Exempt Trust under the Belshe/Xu Family 2021 Irrevocable Trust, The CW Grantor GST Exempt Trust under the Belshe/Xu Family 2021 Irrevocable Trust, and The ZW Grantor GST Exempt Trust under the Belshe/Xu Family 2021 Irrevocable Trust, for which Mr. Belshe is the trustee of each such trust; (iii) 723,589 shares of Class B common stock held by each of The AB Non-Grantor GST Exempt Trust under the Belshe/Xu Family 2021 Irrevocable Trust, The CB Non-Grantor GST Exempt Trust under the Belshe/Xu Family 2021 Irrevocable Trust, The CW Non-Grantor GST Exempt Trust under the Belshe/Xu Family 2021 Irrevocable Trust, and The ZW Non-Grantor GST Exempt Trust under the Belshe/Xu Family 2021 Irrevocable Trust, for which Mr. Belshe is the trustee of each such trust; (iv) 1,205,720 shares of Class A common stock held directly by Mr. Belshe; and (v) 2,354,526 shares of Class A common stock subject to options that are exercisable within 60 days of February 28, 2026.
(2)Consists of (i) 539,000 shares of Class A common stock held directly by Mr. Reginelli and (ii) 9,333 shares of Class A common stock subject to options that are exercisable within 60 days of February 28, 2026.
(3)Consists of (i) 1,233,491 shares of Class A common stock held directly by Mr. Fang and (ii) 537,223 shares of Class A common stock subject to options that are exercisable within 60 days of February 28, 2026
(4)Consists of (i) 25,000 shares of Class A common stock held directly by Ms. Mettler and (ii) 151,041 shares of Class A common stock subject to options that are exercisable within 60 days of February 28, 2026.
(5)Consists of (i) 349,138 shares of Class A common stock held directly by Mr. Horowitz and (ii) 137,027 shares of Class A common stock subject to options that are exercisable within 60 days of February 28, 2026.
(6)Consists of 3,109 shares of Class A common stock held directly by Mr. Murray. Mr. Murray, who is a member of our Board of Directors, is an affiliate of Craft Ventures, but does not have voting or dispositive power with respect to any of the shares described in footnote 13 below.
(7)Mr. Pattipati, who is a member of our Board of Directors, is an affiliate of Valor Equity Partners, but does not have voting or dispositive power with respect to any of the shares described in footnote 15 below.
(8)Consists of 6,000 shares of Class A common stock held directly by Mr. Evans.
(9)Consists of 6,000 shares of Class A common stock held directly by Ms. Parasuraman.
(10)Consists of (i) 18,500 shares of Class A common stock held directly by Mr. Brooks and (ii) 50,000 shares of Class A common stock subject to options that are exercisable within 60 days of February 28, 2026.
(11)The reported amounts represent the total of all securities beneficially owned by our directors and officers, consisting of (i) 3,385,958 shares of Class A common stock; (ii) 8,855,382 shares of Class B common stock; and (iii) 3,239,150 shares of our Class A common stock issuable upon the exercise of stock options that are exercisable within 60 days of February 28, 2026.
(12)Consists of (i) 1,583,092 shares of Class A common stock held of record by Bridgescale Opportunities III, L.P. (“Bridgescale Opportunities”) and (ii) 4,560,060 shares of Class A common stock held of record by Bridgescale Partners, L.P (“Bridgescale Partners” and, collectively with Bridgescale Opportunities, the “Bridgescale Funds”). Bridescale LLC is the sole general partner of Bridgescale Opportunities and Bridgescale Partners GP I, L.L.C. is the sole general partner of Bridgescale Partners. Voting and management decisions with respect to the shares held by the Bridgescale Funds are made by the managers of Bridgescale LLC and Bridgescale Partners GP I, L.L.C., Matthew Cowan and Robert Chaplinsky. The address for each of the entities and persons identified in this footnote is 774 Mays Blvd, Suite 10186, Incline Village, NV 89451.
(13)Consists of (i) 5,720,126 shares of Class A common stock held of record by Craft Ventures I, L.P.; (ii) 1,070,869 shares of Class A common stock held of record by Craft Ventures I-A, L.P.; and (iii) 630,856 shares of Class A common stock held of record by Craft Ventures I-B, L.P (collectively, the “Craft I Funds”). David Sacks is a managing member of Craft Ventures GP I, LLC, which is the general partner of each of the Craft I Funds, and makes investment and voting decisions on behalf of the Craft I Funds. The address for each of the entities and persons identified in this footnote is 855 Front Street, San Francisco, California 94111.
(14)Consists of 268,432 shares of Class A common stock held of record by Redpoint Associates V, LLC (“RA V”) and (ii) 10,484,516 shares of Class A common stock held of record by Redpoint Ventures V, L.P. (“RV V”). Redpoint Ventures V, LLC (RV V LLC) is the sole general partner of RV V and the managers of RV V LLC commonly control RA V. Voting and dispositive decisions with respect to the shares held by RV V and RA V are made by the managers of RV V LLC and RA V: W. Allen Beasley , Jeffrey D. Brody, Satish Dharmaraj, R. Thomas Dyal, Timothy M. Haley, Christopher B. Moore, Scott C. Raney, John L. Walecka, Geoffrey Y. Yang and David W. Yuan. The address for the Redpoint entities is 2969 Woodside Road, Woodside, CA 94062.
(15)Consists of 9,201,725 shares of Class A common stock held of record by Valor Digital Investments, LLC – Series 1; (ii) 613,048 shares of Class A common stock held of record by Valor Digital Investments, LLC – Series 2; (iii) 1,736,377 shares of Class A common stock held of record by Valor Equity Partners VI, LP; (iv) 37,755 shares of Class A common stock held of record by Valor Equity Partners VI-A, LP; and (v) 949,703 shares of Class A common stock held of record by Valor Equity Partners VI-B, LP. Valor Digital Investments, LLC (“Valor Digital”) and Valor Equity Partners VI L.P., Valor Equity Partners VI-A L.P. and Valor Equity Partners VI-B L.P. (collectively, the “Valor VI Funds” and together with Valor Digital, the “Valor Funds”) are the holders of record of the shares reported in the table above. Valor Funds Group LLC is the general partner of Valor Management L.P., which is the managing member of (i) Valor Equity Capital IV LLC, which is the general partner of Valor Equity Associates IV L.P., which, in turn, is the general partner of each of Valor Equity Partners IV L.P, Valor Equity Partners IV-A L.P. and Valor Equity Partners

IV-B L.P. that are the members of Valor Digital; and (ii) Valor Equity Capital VI LLC, which is the general partner of Valor Equity Associates VI L.P., which, in turn, is the general partner of each of the Valor VI Funds. By virtue of his positions with certain of the foregoing Valor entities, including as managing member of Valor Funds Group LLC and majority owner of Valor Management L.P. and Valor Funds Group LLC, Antonio Gracias may be deemed to share beneficial ownership, as determined under Section 13(d) of the Securities Exchange Act of 1934 and the rules and regulations thereunder, over the shares of BitGo Holdings, Inc. held of record by the Valor Funds. Each of the Valor Funds has shared voting and dispositive power over the shares reported herein. The address for each of the Valor entities identified in this footnote and Antonio Gracias is c/o Valor Equity Partners, 320 North Sangamon Street, Suite 1200, Chicago, IL 60607.

Equity Compensation Plan Information

The following table sets forth information, as of February 28, 2026, regarding the Company’s equity compensation plans. The only plans pursuant to which the Company may currently make additional equity grants or issue equity compensation are the 2026 Equity Incentive Plan and the 2026 Employee Stock Purchase Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Amended and Restated 2018 Stock Incentive Plan	11,428,211	$1.14	—
2026 Equity Incentive Plan	—	—	12,085,385
2026 Employee Stock Purchase Plan	—	—	2,600,000
Total	11,428,211	—	14,685,385

Item 13. Certain Relationships And Related Transactions, And Director Independence

In addition to the compensation arrangements discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2023 and each currently proposed transaction in which:
•we have been or are to be a participant;

•the amount involved exceeded or will exceed $120,000; and

•any of our directors, executive officers, or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Equity Exchange Rights Agreement

On September 30, 2025, we entered into an Equity Exchange Rights Agreement with Michael Belshe, pursuant to which Michael Belshe will have a right (but not an obligation), to require us to exchange, for shares of our Class B common stock, any shares of our Class A common stock received by Michael Belshe upon the exercise or settlement of equity awards for shares of our Class A common stock (the “Equity Exchange Rights”). The Equity Exchange Rights only apply to equity awards held by Michael Belshe that are outstanding as of September 30, 2025. As of September 30, 2025, there were 3,562,860 shares of our Class A common stock subject to outstanding equity awards held by Michael Belshe that may be exchanged, upon exercise or settlement, for an equivalent number of shares of our Class B common stock pursuant to the Equity Exchange Rights.

The Equity Exchange Rights terminate (a) with respect to shares of our Class A common stock subject to equity awards that are held by Michael Belshe, on the date on which such shares are forfeited pursuant to the terms of the applicable equity award, and (b) with respect to shares of our Class A common stock issued upon the exercise or settlement of equity awards held by Michael Belshe, (i) when Michael Belshe sells, transfers, or otherwise disposes of such shares of our Class A common stock or (ii) upon the earlier of (A) a date fixed by our board of directors that is no more than 61 days following the first date on which Michael Belshe and his permitted affiliates hold less than 70% of the aggregate outstanding shares of our Class A common stock and Class B common stock (including shares underlying outstanding options or other convertible securities) held on January 23, 2026, (B) a date to be fixed by our board of directors that is no more than 61 days following the fifteenth anniversary of January 23, 2026, (C) the date specified by the affirmative vote of two-thirds of the outstanding voting power of the Class B common stock, (D) no more than 61 days following Michael Belshe’s Service Termination (as defined herein), (E) a date Michael Belshe’s employment is terminated for cause and (F) a date fixed by the board of directors after the death or disability of Michael Belshe, which date will be no more than 61 days following such Service Termination.

Other Transactions

In January 2024, we entered into a series of agreements to acquire Brassica. In connection with such acquisition, as prior equity holders of Brassica, entities affiliated with Valor, a holder of more than 5% of our outstanding capital stock and where Mr. Pattipati, a member of our board of directors, is a Partner, received 183,098 shares of our Series C-2 Preferred Stock as consideration.

Investors’ Rights Agreement

We are party to an amended and restated investors’ rights agreement dated February 1, 2024, which provides, among other things, that certain holders of our capital stock, including entities affiliated with Bridgescale, Redpoint, Valor, and Craft, which each hold more than 5% of our outstanding capital stock, have the right to demand that we file a registration statement or request that their shares of our capital stock be included on a registration statement that we are otherwise filing.

Indemnification Agreements

We have entered into, and intend to continue to enter into, separate indemnification agreements with each of our executive officers and directors, including those affiliated with certain of our 5% stockholders. The indemnification agreements, our Certificate of Incorporation and our Bylaws will require us to indemnify our directors and officers to the fullest extent not prohibited by the DGCL. Subject to very limited exceptions, our Bylaws will also require us to advance expenses incurred by our directors and officers. For more information regarding these agreements, see the section titled “Description of Capital Stock—Limitations on Liability and Indemnification Matters.”

Policies and Procedures for Related Party Transactions

Our audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest.

Our policy regarding transactions between us and related persons provides that a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our securities, in each case since the beginning of the most recently completed year, and any of their immediate family members. Our audit committee charter provides that our audit committee shall review and approve or disapprove any related party transactions.

Related Party Digital Asset Purchases

Certain of our directors, executive officers and principal stockholders, including immediate family members and affiliated trusts and entities, are users of our platform, and use our products and services in the ordinary course. Similar to our other clients, such related persons pay us transaction and other fees related to such use. Due to the presentation of a portion of our revenue on a gross basis, we recognized revenue from such related party users of $2,745.8 million, $92.4 million, and $209.7 million during the years ended December 31, 2025, 2024 and 2023, respectively. We recognized expenses corresponding with digital assets sales revenue and staking revenue, which are components of our total revenue, from such related party users of $2,727.5 million, $84.5 million, and $197.6 million during the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, accounts receivable, net from related party users were $0.5 million and $2.2 million, respectively. See Note 20. Related Party Transactions, of our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees And Services

The following table presents fees billed for professional audit services and other services rendered to BitGo Holdings, Inc. by Crowe, LLP.

	Year Ended December 31,
	2025	2024
Audit Fees (1)	$3,125,000	$4,839,000
Audit-Related Fees (2)	1,251,338	—
Other Fees (3)	392,431	408,300
Total	$4,768,769	$5,247,300
_______________
(1)Audit fees include fees for audit services primarily related to the audit of our annual consolidated financial statements; and other accounting and financial reporting consultation and research work billed as audit fees or necessary to comply with the standards of the Public Company Accounting Oversight Board (United States).

(2)Audit-related fees primarily consists of fees for procedures performed in connection with review of documents filed with the SEC and with comfort letters, consents and regulatory filings in connection with audit services.

(3)Other fees include fees for services other than the services reported in audit fees, audit-related fees and tax fees. These services primarily include fees for compliance audits for our subsidiaries, compliance-related services, and agreed-upon-procedures.

Audit Committee Pre-Approval Policy and Procedures

Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and permissible non-audit services rendered by our independent registered public accounting firm, Crowe, LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, tax services and non-prohibited other non-audit services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services is delegated to Chairperson of the Audit Committee, but the decision must be reported to the full Audit Committee at its next scheduled meeting. Our Audit Committee has determined that the rendering of services other than audit services by Crowe, LLP is compatible with maintaining the principal accounting firm’s independence.

All fees described above were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits And Financial Statement Schedules

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements: Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2) Financial Statement Schedule: Financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
(3) Exhibits required by Item 601 of Regulation S-K: See Item 15(b) below.

(b) Exhibits
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of BitGo Holdings, Inc.	8-K	001-43057	3.1	1/23/2026
3.2	Amended and Restated Bylaws of BitGo Holdings, Inc.	8-K	001-43057	3.2	1/23/2026
4.1	Form of Class A Common Stock Certificate of BitGo Holdings, Inc.	S-1/A	333-290409	4.1	11/7/2025
4.2	Description of Securities					X
4.3†	Eighth Amended and Restated Investors’ Rights Agreement among BitGo Holdings, Inc. and certain holders of its capital stock, dated February 1, 2024.	S-1	333-290409	4.2	9/19/2025
10.1†	Form of Indemnification Agreement between BitGo Holdings, Inc. and each of its directors and executive officers.	S-1/A	333-290409	10.1	11/7/2025
10.2†	BitGo Holdings, Inc. Amended and Restated 2018 Stock Incentive Plan, as amended, and related form agreements.	S-1	333-290409	10.2	9/19/2025
10.3†	BitGo Holdings, Inc. 2026 Equity Incentive Plan and related form agreements.	S-1/A	333-290409	10.3	1/12/2026
10.4†	BitGo Holdings, Inc. 2026 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-290409	10.4	1/12/2026
10.5†	Offer Letter between Michael Belshe and BitGo Holdings, Inc., dated October 2, 2025.	S-1/A	333-290409	10.5	11/7/2025
10.6†	Offer Letter between Edward Reginelli and BitGo Holdings, Inc., dated October 2, 2025.	S/1-A	333-290409	10.6	11/7/2025
10.7†	Offer Letter between Chen Fang and BitGo Holdings, Inc., dated October 2, 2025.	S-1/A	333-290409	10.7	11/7/2025
10.8†	Offer Letter between Jody Mettler and BitGo Holdings, Inc., dated October 14, 2025.	S-1/A	333-290409	10.8	11/7/2025
10.9†	Offer Letter between Jeff Horowitz and BitGo Holdings, Inc., dated October 16, 2025.	S-1/A	333-290409	10.9	11/7/2025
10.10†	Form of Change of Control and Severance Agreement between BitGo Holdings, Inc. and each of its named executive officers.	S-1/A	333-290409	10.10	12/3/2025
10.11	Office Lease, between Smit Holdings, LLC and BitGo Holdings, Inc., dated July 19, 2018.	S-1/A	333-290409	10.11	12/22/2025
10.12	First Amendment to Lease Agreement between Smit Holdings, Inc. and BitGo Holdings, Inc. dated March 26, 2025.	S-1/A	333-290409	10.12	12/22/2025
10.13†	Non-Employee Director Compensation Policy.	S-1/A	333-290409	10.14	12/3/2025

10.14†	Equity Exchange Right Agreement between Michael Belshe and BitGo Holdings, Inc., dated September 30, 2025.	S-1/A	333-290409	10.14	1/12/2026
10.15	Omnibus Bonus Plan					X
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of the Registrant					X
23.1	Consent of Crowe, LLP, independent registered public accounting firm					X
24.1	Power of Attorney (incorporated by reference to the signatures page of this Annual Report on Form 10-K)					X
31.1*
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2*
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy					X
____________
*    This certification is furnished and deemed not filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of BitGo Holdings, Inc. under the Securities Act, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
†    Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BitGo Holdings, Inc.

Date:	March 26, 2026	By:	/s/ Michael A. Belshe
Michael A. Belshe, Chief Executive Officer, Chief Technology Officer, President, and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. Belshe and Edward Reginelli, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael A. Belshe	Chief Executive Officer, Chief Technology Officer, President, and Director	March 26, 2026
Michael A. Belshe	(Principal Executive Officer)

/s/ Edward Reginelli	Chief Financial Officer	March 26, 2026
Edward Reginelli	(Principal Financial Officer and Principal Accounting Officer)

/s/ Chen Fang	Chief Revenue Officer and Director	March 26, 2026
Chen Fang

/s/ Vivek Pattipati	Director	March 26, 2026
Vivek Pattipati

/s/ Brian Murray	Director	March 26, 2026
Brian Murray

/s/ Sunita Parasuraman	Director	March 26, 2026
Sunita Parasuraman

/s/ Justin Evans	Director	March 26, 2026
Justin Evans

/s/ Brian Brooks	Director	March 26, 2026
Brian Brooks