Form 10-Q
period 2026-03-31
BITGO HOLDINGS, INC.
filed 2026-05-14
CIK 1740604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☒ No ☐
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
Yes ☐ No ☒
On May 7, 2026, the registrant had 107,104,027 shares of Class A common stock and 8,855,382 shares of Class B common stock outstanding.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
We have based these forward-looking statements largely on our management’s current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, and short-term and long-term business operations and objectives. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Any forward-looking statement speaks only as of the date of such statement. We undertake no obligation to update or revise, or publicly announce any update or revision to, any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or to changes in our expectations, except as required by law. These forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and we undertake no obligation to update or revise, or publicly announce any update or revision to, any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q. While we believe such information provides a reasonable basis for these statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (“SEC”) with the understanding that our actual future results, performance, and events and circumstances and the development of the industry and markets in which we operate, may be materially different from what we expect.
Additional Information

Unless otherwise indicated, the terms “BitGo,” “Company,” “we,” “us,” and “our” refer to BitGo Holdings, Inc. and our subsidiaries.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
BitGo Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	As of
	March 31,2026	December 31,2025
ASSETS
Current assets:
Cash and cash equivalents	$186,598	$106,275
Cash and cash equivalents segregated for the benefit of stablecoin holders - restricted	4,392,828	3,313,527
Accounts receivables, net of allowance for credit losses	13,989	15,774
Loan receivables, at amortized cost	170,868	176,655
Digital intangible assets loan receivables	29,529	30,774
Digital intangible assets, at fair value	355,441	344,439
Digital intangible assets collateral, at fair value	224,206	260,358
Deferred tax assets	7,459	7,130
Other current assets	489,981	272,270
Total current assets	5,870,899	4,527,202
Equipment and software, net	14,214	13,180
Operating lease right-of-use assets	5,629	6,346
Intangible assets, net	773	1,226
Other non-current assets	726	713
Total assets	$5,892,241	$4,548,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,216	$9,955
Deferred revenue, current	4,549	4,710
Deposits from stablecoin holders	4,392,828	3,313,527
Borrowings	139,679	118,848
Borrowings of digital intangible assets	357,692	233,687
Obligations to return collateral	341,041	400,132
Deferred tax liability, current	7,674	7,674
Operating lease liabilities, current	2,536	2,483
Other current liabilities	196,859	135,125
Total current liabilities	5,450,074	4,226,141
Operating lease liabilities, non-current	3,327	3,978
Total liabilities	5,453,401	4,230,119
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock A, $0.0001 par value - 3,000,000,000 and 139,950,076 shares authorized as of March 31, 2026 and December 31, 2025; 106,811,561 and 33,822,318 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	10	3
Common stock B, $0.0001 par value - 300,000,000 and 140,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 8,855,382 and 8,855,382 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1

Convertible preferred stock, $0.0001 par value - 200,000,000 and 68,965,833 shares authorized as of March 31, 2026 and December 31, 2025, respectively; nil and 60,778,788 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	222,480
Minority interest	1,787	1,953
Additional paid-in capital	435,610	32,006
Retained earnings	1,432	62,105
Total stockholders’ equity	438,840	318,548
Total liabilities and stockholders’ equity	$5,892,241	$4,548,667

See accompanying notes to condensed consolidated financial statements.

BitGo Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenue
Total revenue	$3,773,573	$1,774,664
Expenses
Digital assets sales cost	3,647,845	1,602,176
Staking fees	41,443	127,722
Stablecoin sponsor fees	35,337	—
Interest expense	6,018	1,685
Compensation and benefits	40,802	24,317
General and administrative expenses	20,305	15,549
Depreciation and amortization	1,727	866
Total expenses	3,793,477	1,772,315
Income (loss) from operations	(19,904)	2,349
Net change in unrealized appreciation (loss) on digital assets	(53,723)	(33,812)
Gain (loss) on disposal of digital assets	1,987	(1,532)
Total other loss	(51,736)	(35,344)
Loss before income taxes	(71,640)	(32,995)
Benefit from income taxes	(10,967)	(7,261)
Net loss	$(60,673)	$(25,734)
Net loss attributable to common stockholders, basic and diluted	$(60,673)	$(25,734)
of which:
Basic and diluted - Class A common stock and Class B common stock	$(60,673)	$—
Basic and diluted - Class A common stock	$—	$(20,462)
Basic and diluted - Class F common stock	$—	$(5,272)
Net loss per share:
Basic and diluted - Class A common stock and Class B common stock	$(0.62)	$—
Basic and diluted - Class A common stock	$—	$(0.69)
Basic and diluted - Class F common stock	$—	$(0.69)
Weighted-average shares used in computing net loss per share:
Basic and diluted - Class A common stock and Class B common stock	98,409	—
Basic and diluted - Class A common stock	—	29,499
Basic and diluted - Class F common stock	—	7,601

See accompanying notes to condensed consolidated financial statements.

BitGo Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in thousands, except share data)

		Balance at January 1, 2026	Issuance of common stock upon exercises of stock options	Conversion of preferred stock to common stock upon initial public offering	Issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	Issuance of common stock upon release of restricted stock units, net of shares withheld for taxes	Stock-based compensation expense	Minority interest	Net loss	Balance at March 31, 2026

Common Stock Class A	Shares	33,822,318	491,014	60,778,788	11,026,365	693,076	—	—	—	106,811,561
	Amount	$3	—	6	1		—	—	—	$10
Common Stock Class B	Shares	8,855,382	—	—	—	—	—	—	—	8,855,382
	Amount	$1	—	—	—	—	—	—		$1
Convertible preferred stock	Shares	60,778,788	—	(60,778,788)	—	—	—	—	—	—
	Amount	$222,480	—	(222,480)	—	—	—	—	—	$—
Minority Interest		$1,953	—		—	—	—	(166)	—	$1,787
Additional Paid-in Capital		$32,006	1,019	222,474	174,284	(2,984)	8,811	—	—	$435,610
Retained Earnings		$62,105	—	—	—	—	—	—	(60,673)	$1,432
Total		$318,548	$1,019	$—	$174,285	$(2,984)	$8,811	$(166)	$(60,673)	$438,840

		Balance at January 1, 2025	Issuance of common stock upon exercises of stock options	Stock-based compensation expense	Minority interest	Net loss	Balance at March 31, 2025
Common Stock Class A	Shares	32,419,520	380,110	—	—	—	32,799,630
	Amount	$3	—	—	—	—	$3
Common Stock Class F	Shares	7,600,717	—	—	—	—	7,600,717
	Amount	$1	—	—	—	—	$1
Convertible Preferred Stock	Shares	60,806,143	—	—	—	—	60,806,143
	Amount	$222,540	—	—	—	—	$222,540
Minority Interest		$2,429	—	—	(98)	—	$2,331
Additional Paid-in Capital		$27,011	228	950	—	—	$28,189
Retained Earnings		$76,887	—	—	—	(25,734)	$51,153
Total		$328,871	$228	$950	$(98)	$(25,734)	$304,217

See accompanying notes to condensed consolidated financial statements.

BitGo Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Net loss	$(60,673)	$(25,734)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	11,248	950
Depreciation and amortization	1,727	866
Provision (benefit) for credit losses	(218)	708
Digital asset fair value adjustment	53,701	31,608
Digital intangible assets received as revenue payments	(10,960)	(25,269)
Digital intangible assets used as accounts payable payments	3,182	4,801
(Gain) loss on disposal of digital intangible assets	(1,987)	1,532
Change in fair value of receivables denominated in digital intangible assets	73	2,418
Change in fair value of payables denominated in digital intangible assets	(51)	(214)
Changes in assets and liabilities
Accounts receivable, net	4,731	2,250
Digital intangible assets	3,871	16,410
Deferred tax asset	(329)	(10,899)
Other assets	(9,299)	(508)
Accounts payables	(2,984)	(1,289)
Deferred revenue	(161)	1,284
Deferred tax liability	—	(7,462)
Other liabilities.	(21,348)	16,767
Net cash provided by (used in) operating activities	(29,477)	8,219
Cash flow from investing activities:
Purchase of equipment and capitalization of internally developed software costs	(2,308)	(2,541)
Purchase of digital intangible assets for treasury	(14,816)	(123)
Origination of loans receivable	(43,203)	(106,594)
Repayment of loans receivable	48,990	108,332
Net cash used in investing activities	(11,337)	(926)
Cash flow from financing activities:
Proceeds from the issuance of common stock upon exercise of options	1,019	228
Payments of withholding taxes on net share settlement of restricted stock units	(2,984)	—
Proceeds from initial public offering, net of issuance costs	174,285	—
Share of earnings attributable to minority interest in joint venture	(166)	(98)
Proceeds from borrowings to support loans	97,751	40,000
Repayment of borrowings	(76,920)	(20,000)
Deposits from stablecoin holders, net of redemptions	1,079,301	56,998
Payments to non custodial customer assets pending settlement	(51,202)	(30,232)
Fiat currency received as collateral	6,850	—
Fiat currency returned as collateral	(27,496)	(27,134)
Net cash provided by financing activities	1,200,438	19,762
Net increase in cash and cash equivalents	1,159,624	27,055
Cash and cash equivalents, beginning of period	3,419,802	87,424
Cash and cash equivalents, end of period	4,579,426	114,479

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$186,598	$57,481
Cash and cash equivalents segregated for the benefit of stablecoin holders - restricted	4,392,828	56,998
Total cash, cash equivalents, and restricted cash	$4,579,426	$114,479

Supplemental cash disclosure:
Cash paid for income taxes	$520	$42
Cash paid for interest	$1,522	$2,116
Supplemental non cash disclosure:
Operating lease liabilities arising from obtaining right of use assets	—	580
Digital intangible assets received as collateral	140,763	279,162
Digital intangible assets returned as collateral	(90,981)	(217,944)
Origination of borrowings of digital intangible assets	357,477	1,305
Repayment of borrowings of digital intangible assets	(160,675)	(535)
Origination of digital intangible asset loans	4,438	4,718
Digital assets transferred to lenders for collateral for borrowing	143,441	59,637

See accompanying notes to condensed consolidated financial statements.

BitGo Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1. Description of Business

BitGo, Inc., a Delaware corporation formed in 2011, became a wholly owned subsidiary of BitGo Holdings, Inc., a Delaware corporation formed in 2017 in connection with a series of reorganization transactions between the two entities. In 2018, BitGo, Inc. became a wholly owned subsidiary of BitGo Holdings, Inc., and its stockholders became stockholders of BitGo Holdings, Inc. BitGo Holdings, Inc. and its wholly owned subsidiaries (collectively, the “Company”) provides various offerings to its clients including multi-signature (“multi-sig”) blockchain wallet solutions allowing for secure storage, trade settlement, staking solutions, and lending of digital assets. The Company also provides professional services to develop smart contracts.

Initial Public Offering — In January 2026, the Company completed its initial public offering (“IPO”), and its Class A common stock began trading on the New York Stock Exchange under the symbol “BTGO” on January 22, 2026. The Company sold 11,026,365 shares of its Class A common stock at $18.00 per share, generating approximately $198.5 million in gross proceeds. The Company granted the underwriters a 30-day option from the date of the IPO to purchase up to 1,770,000 additional shares at an IPO price of $18.00 per share. The underwriters did not exercise this option. Net proceeds to the Company were approximately $174.3 million, after deducting underwriting discounts and other offering expenses.

In connection with the IPO, the Company amended and restated its certificate of incorporation to authorize the issuance of up to 3,600,000,000 shares of capital stock, consisting of: (i) 3,400,000,000 shares of Common Stock, par value $0.0001 per share, including (a) 3,000,000,000 shares designated as Class A Common Stock, par value $0.0001 per share, (b) 300,000,000 shares designated as Class B Common Stock, par value $0.0001 per share, and (c) 100,000,000 shares of Blockchain Common Stock, par value $0.0001 per share; and (ii) 200,000,000 shares of Preferred Stock, par value $0.0001 per share.
Among other provisions, the amended and restated certificate of incorporation provides (i) for Class A common stock, with each share of the Class A common stock entitling its holder to one vote per share on all matters presented to the stockholders generally; (ii) for Class B common stock, with each share of Class B common stock entitling its holder to fifteen votes per share. Other than voting rights, Class A common stock and Class B common stock have identical rights, including the liquidation and dividend rights.

Upon the completion of the IPO, all shares of the Company’s then outstanding convertible preferred stock automatically converted into an aggregate of 60,778,788 shares of Class A common stock.

Risks and Uncertainties — The Company is subject to a number of risks similar to those of other early-stage companies, including, but not limited to, a limited operating history; the potential need for additional capital or financing to fund operating losses; competition from alternative offerings and services, both from other early stage and larger more established companies; protection of proprietary technology; and dependence on key individuals.

The limited history of digital asset markets has shown that market participants must continually adapt to technological change and to innovate new solutions in order to secure and safeguard assets. The regulatory environment for the custody of digital intangible assets is complex, evolving, and uncertain, requiring the Company to allocate resources in legal, accounting, compliance, technology, and other functions that could impact the Company’s consolidated financial statements. Future regulatory rules adopted domestically and internationally may impose obligations and restrictions on how the Company manages and conducts its business activities in the future.

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

While BitGo believes that its custodial arrangements, including those associated with BitGo’s custodial operations, are all permissible under existing laws and regulations, various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, or new interpretations of existing laws, and regulations may be issued by such bodies or the judiciary, which may adversely affect BitGo’s ability to provide custodial solutions or the Company’s use of third-party custodians.

BitGo’s technological infrastructure depends, in part, on the virtual cloud infrastructure hosted by third-party vendors. Although the Company has disaster recovery plans that utilize multiple locations, any incident affecting the third-party providers’ infrastructure could adversely affect BitGo’s cloud-native platform. A prolonged service disruption would adversely impact its ability to service the Company’s customers and could damage BitGo’s reputation with current and potential customers, expose BitGo to liability, result in substantial costs for remediation, could cause BitGo to lose customers, or otherwise harm its business, financial condition and results of operations.

The assets under custody are covered by insurance, with a $250.0 million limit, which covers digital assets in the event of theft or loss of keys. There is a risk that such insurance policy could be insufficient to cover all losses or that the Company’s insurers would seek to deny coverage for a claim, even where BitGo believes that its insurance policies cover an applicable loss.

Additionally, digital intangible asset loans extended to clients carry counterparty risk. The Company assesses such risks on each transaction including the probability that the counterparty may not fulfill its contractual obligations which may result in a default. Any contractual default by a counterparty may have a material impact on the Company’s business and impact the Company’s condensed consolidated financial statements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial information. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2025, which can be found in the Company’s Annual Report on Form 10-K. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the disclosures required by GAAP.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions. The condensed consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

There have been no significant changes to the Company’s significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 that have had a material impact on the condensed consolidated financial statements and related notes, other than as discussed below.

Derivatives — The Company enters into derivative contracts for risk management purposes and facilitates client trading activities in a principal capacity. These derivative instruments include over-the-counter and exchange-traded digital asset futures, digital asset options, perpetual swaps and other derivatives. The Company accounts for derivative transactions in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Under this guidance, derivative instruments are recognized as either assets or liabilities on the condensed consolidated balance sheets and are measured at fair value using quoted prices in active markets. Derivative assets are included in other current assets, and derivative liabilities are included in other current liabilities. Realized and unrealized gains and losses are recognized within total revenue in the condensed consolidated statements of operations.

The Company borrows fiat, stablecoins, and digital assets to support its lending activities. Fiat borrowings are recorded as cash and cash equivalents, stablecoin borrowings as financial assets, and digital assets borrowings as short term borrowings. These borrowings liabilities are treated as hybrid instruments consisting of a debt-host contract and embedded derivatives.

Collateral pledged in connection with these borrowings contain two components: the borrowing is initially recorded at cost and the bifurcated embedded derivatives associated with digital asset price exposure are subsequently remeasured at fair value. Lenders may require the Company to provide additional collateral if the value of the pledged collateral value falls below specified collateralization thresholds. The Company derecognizes the collateral and records a collateral receivable when it no longer controls the underlying assets. Changes in the fair value of the bifurcated embedded derivatives are recognized in the condensed consolidated statement of operations.

Reclassification — Certain prior period amounts reported in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders' Equity have been reclassified to conform to the current period’s presentation. Individual classes of convertible preferred stock previously presented separately as of December 31, 2025 have been presented on an aggregated basis as “Convertible preferred stock.” This reclassification had no effect on total assets, total liabilities or total stockholders’ equity (deficit). See Note 15 for a breakdown of the individual classes of convertible preferred stock as of December 31, 2025.

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

Total revenue consists of digital assets sales revenue, staking revenue, stablecoin-as-a-service revenue, and subscription and services revenue on a consolidated basis. The CODM uses these revenue categories, together with the related costs, to evaluate profit and loss. Related costs include digital assets cost, staking fees and stablecoin sponsor fees, which are included in the Company’s consolidated results. Significant segment expenses that the CODM reviews and utilizes to manage the Company’s operations are compensation and benefits, legal and professional fees, other expenses and amortization and depreciation at the consolidated level, which are presented in the Company’s consolidated statements of operations. Other segment items included in consolidated net income include other income, and provision for (benefit from) income taxes which are presented in the Company’s consolidated statements of operations.

The table below provides details on reported segment revenue, segment profit or loss, and key segment expenses (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue
Total Revenue	$3,773,573	$1,774,664
Expenses
Digital assets sales cost	3,647,845	1,602,176
Staking fees	41,443	127,722
Stablecoin sponsor fees	35,337	—
Interest expense	6,018	1,685
Compensation and benefits	40,802	24,317
Legal and professional fees	11,719	9,873
Other (1)	8,586	5,676
Depreciation and amortization	1,727	866
Total Expenses	3,793,477	1,772,315
Income (loss) from operations	(19,904)	2,349
Other loss	(51,736)	(35,344)
Loss before income taxes	(71,640)	(32,995)
Benefit from income taxes	(10,967)	(7,261)
Net loss	$(60,673)	$(25,734)

_______________
(1) Other expenses include insurance, marketing, equipment and technologies, occupancy and other expenses.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. As of March 31, 2026, and December 31, 2025, cash and cash equivalents consists primarily of investments in U.S. dollar-denominated money market funds, checking, and savings deposits. The Company’s cash balances exceed those that are federally insured.

In accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, the Company determined the fair value hierarchy of its money market fund accounts as Level 1, as the valuation is based on quoted prices in active markets. The fair value of the Company’s money market fund, excluding restricted cash and cash equivalents segregated for the benefit of stablecoin holders, approximated $70.9 million and $49.1 million, as of March 31, 2026, and December 31, 2025, respectively.

Cash and cash equivalents segregated for the benefit of stablecoin holders – restricted — Cash and cash equivalents segregated for the benefit of stablecoin holders represent cash and cash equivalents maintained in segregated bank accounts that are held for the exclusive benefit of stablecoin holders.

The Company segregates assets backing stablecoins issued by BitGo to satisfy its obligations under all applicable regulatory requirements and commercial laws and classifies these assets as current based on their purpose and availability to fulfill its direct obligation to customers. The Company maintains no legal, equitable, financial or other ownership interest over the reserve assets. The reserve assets are maintained on a basis where they are held by the Company for the benefit of stablecoin holders and are restricted as to use for any purpose other than to redeem stablecoin holders’ deposits. As of March 31, 2026, and December 31, 2025, the assets backing stablecoins, included within Cash and cash equivalents segregated for the benefit of stablecoin holders, amounted to $4.4 billion and $3.3 billion, respectively. The Company earns interest on these reserve assets and recognizes revenue on a gross basis, based on the total interest income earned, which is reflected in revenue as Stablecoin-as-a-Service revenue.

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

Significant customers are those that represent more than 10% of the Company’s total revenue, gross accounts receivable, or total loan balance at each balance sheet date. For the three months ended March 31, 2026 and 2025, the Company’s largest customers accounted for 19.1% and 10.9% of total revenue, respectively.

As of March 31, 2026 and December 31, 2025, no customers accounted for more than 10% of net accounts receivable.

As of March 31, 2026 and December 31, 2025, two customers accounted for 28.6% and 12.5% and 30.2% and 12.1%, respectively, of total loan receivables.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures, on an annual and interim basis, about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the consolidated statements of operations. This guidance as further clarified through ASU No. 2025-01, Income Statement Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) will be effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied either prospectively or retrospectively. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal—Use Software (Subtopic 350-40), related to accounting for internal–use software costs. The amendments in this ASU improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective, modified prospective or retrospective adoption. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

In March 2026, the FASB issued ASU 2025-11—Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

In March 2026, the FASB issued ASU 2025-12—Codification Improvements (“ASU 2025-12”) to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. The amendments make the Codification easier to understand and apply. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

Note 3. Revenue

The following table presents revenue disaggregated by type during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Digital assets sales revenue	$3,659,508	$1,605,467
Staking revenue	49,401	145,963
Subscriptions and services revenue	25,575	22,970
Stablecoin-as-a-Service revenue	38,157	4
Interest income	932	260
Total Revenue	$3,773,573	$1,774,664

The following table presents revenue disaggregated by geography, based on the invoice address of the Company’s customers, during the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
U.S.	$1,947,394	$705,693
International (1)	1,826,179	1,068,971
Total Revenue	$3,773,573	$1,774,664
_______________
(1) No individual country accounted for more than 10% of total revenue, except for Great Britain and Cayman Islands, which accounted for 15.7% and 11.7%, respectively, for the three months ended March 31, 2026. No individual country accounted for more than 10% of total revenue, except for Cayman Islands, which accounted for 18.6%, for the three months ended March 31, 2025.

Note 4. Accounts Receivable and Allowance for Credit Losses

The following table presents receivable, net for the periods presented (in thousands).

	As of
	March 31, 2026	December 31, 2025
Accounts receivable	$15,416	$17,734
Allowance for credit losses	(1,427)	(1,960)
Accounts receivable, net	$13,989	$15,774

The following table presents a roll forward of allowance of credit losses for the periods presented (in thousands).

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$1,960	$2,467
Credit loss expense (benefit) for the period	(218)	708
Bad debt write offs	(315)	(1,215)
Balance at end of period	$1,427	$1,960

As of March 2026 and December 31, 2025, no loan receivables are past due, and the Company did not record an allowance for credit losses.

Note 5. Equipment and Software, Net

Equipment and software as of the periods presented, are composed of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Computer equipment and software	$5,205	$5,137
Furniture and office equipment	1,259	1,101
Leasehold improvements	1,122	1,122
Capitalized internally developed software	13,078	10,996
Total Equipment and Software	20,664	18,356
Less accumulated depreciation and amortization	(6,450)	(5,176)
Equipment and Software, net	$14,214	$13,180

Total depreciation and amortization expense for the three months ended March 31, 2026 and 2025, was $1.3 million and $0.3 million, respectively.

Equipment and software by geography as of the periods presented are as follows (in thousands).

	As of
	March 31, 2026	December 31, 2025
United States	$12,524	$11,563
International (1)	1,690	1,617
Equipment and Software, net	$14,214	$13,180
_______________
(1)     No individual country accounted for more than 10% of total equipment and software, net, as of March 31, 2026 and December 31, 2025.

Note 6. Intangible assets, Net and Goodwill

Acquired intangible assets consist of developed technology and are amortized on a straight-line basis (in thousands).

	As of
	March 31, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$12,249	$(11,476)	$773	$12,249	$(11,044)	$1,205
Trade name	499	(499)	—	499	(478)	$21
Total	$12,748	$(11,975)	$773	$12,748	$(11,522)	$1,226

Total amortization expense for the three months ended March 31, 2026 and March 31, 2025 was $0.5 million and $0.6 million, respectively.

The weighted average amortization period remaining for acquired intangible assets was 0.53 years as of March 31, 2026. As of March 31, 2026, the remaining balance of acquired intangible assets of $0.8 million will be fully amortized in October 2026.

Note 7. Digital Intangible Assets

The following table summarizes digital intangible assets (in thousands, except unit data):

	March 31, 2026
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of March 31, 2026 - at fair value	3,854	$262,878	318,375	$26,460	18,269,347	$18,268	$47,835	$355,441
Balance as of March 31, 2026 - cost basis		$257,424		$28,370		$18,269	$58,388	$362,451

	December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of December 31, 2025 - fair value basis	3,138	$274,508	274,430	$34,161	21,433,477	$21,432	$14,338	$344,439
Balance as of December 31, 2025 - cost basis		$192,662		$34,833		$21,424	$20,256	$269,175

Significant holdings are those digital assets that represent more than 10% of the Company’s digital assets at each balance sheet date. As of March 31, 2026, the Company’s Bitcoin holdings accounted for 74.0% of total digital asset value. As of December 31, 2025, the Company’s BTC holdings accounted for 79.7%, of total digital asset value.

The Company accounts for its digital asset inventory using the first-in, first-out (FIFO) costing method.

The fair value of digital assets as of March 31, 2026, and December 31, 2025, are classified as Level 1 under ASC 820—Fair Value Measurement (“ASC 820”).

Note 8. Digital Intangible Assets Collateral

Digital intangible assets collateral activity based on fair value and corresponding cost basis for the periods presented, are as follows (in thousands, except unit data):

	March 31, 2026
	Bitcoin (“BTC”)			Solana (“SOL”)		XRP		Other	Total
	Units		$	Units	$	Units	$	$	$
Balance as of March 31, 2026 - fair value basis	832	0	$56,722	1,384,143	$115,035	36,688,268	$49,174	$3,275	$224,206
Balance as of March 31, 2026 - cost basis			$74,049		$167,164		$64,804	$3,008	$309,025

	December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		XRP		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of December31,2025 - fair value basis	405	$35,416	1,308,083	$162,830	31,696,528	$58,322	$3,790	$260,358
Balance as of December 31, 2025 - cost basis		$21,835		$185,751		$68,979	$4,879	$281,444

The Company accounts for its digital asset inventory using the FIFO costing method.

Fair value for digital assets as of March 31, 2026, and December 31, 2025, is classified as Level 1 under ASC 820.

Note 9. Loan Receivables and Digital Intangible Assets Loan Receivables

Loan receivables for the periods presented, are as follows (in thousands):

	As of
	March 31, 2026	December 31, 2025
Beginning balance	$176,655	$87,488
Origination of loan receivable	43,203	305,576
Repayment of loan receivable	(48,990)	(216,409)
Ending balance	$170,868	$176,655

All the loan receivables are substantially over collateralized. In the event that the value of the collateral falls below a specific threshold, the Company has the ability to make collateral calls to request the borrower deposit additional capital. After a prespecified period of time, the Company may call the loan to the borrower and in the event of nonpayment liquidate the collateral as satisfaction of the loan. The Company’s policy is to regularly evaluate its credit exposure to each borrower to determine whether to provide an allowance for loan loss. As of March 31, 2026 and December 31, 2025, the allowance for credit losses is not material.

Digital intangible assets loan receivables for the periods presented, is as follows (in thousands, except unit data).

	March 31, 2026
	Bitcoin (“BTC”)		Solana (“SOL”)		Other	Total
	Units	$	Units	$	$	$
Balance as of March 31, 2026	—	$—	165,000	$13,712	$15,817	$29,529
Balance as of March 31, 2026 - cost basis		$—		$36,098	$15,067	$51,165

	December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		Other	Total
	Units	$	Units	$	$	$
Balance as of December 31, 2025	—	$—	165,000	$20,539	$10,235	$30,774
Balance as of December 31, 2025 - cost basis		$—		$36,098	$10,628	$46,726
As of March 31, 2026 and December 31, 2025, all loans outstanding were classified as current.

The Company may require cash or digital asset collateral from its borrowers as security in the event of borrower default. The Company recognizes an obligation to return the cash collateral or digital asset collateral in an amount equal to either the cash or the digital assets received. Total collateral as of March 31, 2026 and December 31, 2025, was $341.0 million and $400.1 million, respectively.

Note 10. Borrowings and Borrowings Of Digital Intangible Assets

The Company enters into arrangements with counterparties to borrow financial assets and digital assets to support its lending business. The obligation is fulfilled by returning financial assets or digital assets in accordance with the contractual terms of the borrowing agreements. Borrowings for the periods presented, is as follows (in thousands):

	Three Months Ended March 31,
	March 31, 2026	March 31, 2025
Balance at beginning of period	$118,848	$30,000
Origination of borrowings	97,751	40,000
Repayment of borrowings	(76,920)	(20,000)
Balance at end of period	$139,679	$50,000

The weighted average interest rates related to these borrowings of financial assets as of March 31, 2026 and March 31, 2025, was 7.2% and 9.7%, respectively. The loan durations range from demand terms to maturities of up to one year.

Borrowings of digital intangible assets for the periods presented is as follows (in thousands, except unit data):

	March 31, 2026
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of March 31, 2026	3,966	$270,628	352,000	$29,253	12,258,687	$12,237	$45,574	$357,692
Balance as of March 31, 2026 - cost basis		$318,311		$46,344		$12,237	$53,600	$430,492

	December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of December 31, 2025	1,714	$149,998	394,000	$49,045	19,500,000	$19,468	$15,176	$233,687
Balance as of December 31, 2025 - cost basis		$185,558		$70,741		$19,499	$19,292	$295,090

Certain of the Company’s lending arrangements require the Company to provide collateral in the form of digital assets. As of March 31, 2026 and December 31, 2025, digital assets with a fair value of $143.4 million and $135.4 million, respectively, were held by lenders as collateral under these agreements. This amount is included in other current assets on the Company’s condensed consolidated balance sheet.

The weighted average interest rate related to these borrowings of digital assets as of March 31, 2026 and December 31, 2025 were 4.3% and 5.3%, respectively. The loan durations range from demand terms to maturities of up to one year.

Note 11. Fair Value Measurements

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

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability

	As of March 31, 2026		As of December 31, 2025
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents (1)	$70,908	$—	$49,114	$—
Cash and cash equivalents segregated for the benefit of stablecoin holders - restricted	3,433,904	—	2,814,802	—
Digital intangible assets	355,441	—	344,439	—
Digital intangible assets as collateral	224,206	—	260,358	—
Derivative assets	343	34,663	—	—
Total assets	$4,084,802	$34,663	$3,468,713	$—
Liabilities
Embedded derivatives - borrowings of digital intangible assets	$—	$(72,800)	$233,687	$—
Embedded derivatives - obligations to return collateral	—	(115,063)	400,132	—
Derivative liabilities	21,709	34,996	—	—
Total liabilities	$21,709	$(152,867)	$633,819	$—
__________
(1)     Represents money market funds.

The Company has valued all Level 2 assets and liabilities measured at fair value on a recurring basis using quoted market prices as an observable input. This includes prices for underlying crypto assets and, for non-crypto denominated assets and liabilities, prices for similar assets and liabilities in inactive markets.

There were no transfers into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2026 or the year ended December 31, 2025.

Assets Recognized at Fair Value on a Nonrecurring Basis

The Company’s loan receivables are carried at amortized cost, which approximates their fair value. The loan receivables are measured at fair value on a nonrecurring basis and are Level 1 in the fair value hierarchy.

Note 12. Derivatives

The following table shows the gross and net amounts of recognized derivative assets and liabilities at fair value (in thousands):

	As of
	March 31, 2026
	Gross Notional	Assets	Liabilities
Options	$2,995,397	$35,006	$34,688
Futures	$51,127	—	21,697
Total Return Swap	$—	—	320
Total		$35,006	$56,705

For the three months ended March 31, 2026 and 2025, the Company recognized a net derivatives gain of $2.9 million and nil, within total revenue in the condensed consolidated statements of operations, respectively.

As of March 31, 2026, exchange traded derivative contracts are classified as Level 1 and over-the-counter derivative contracts are classified as Level 2 under ASC 820.

Note 13. Leases

Leases—The Company enters into operating leases in the normal course of business primarily for office space. The Company’s leases have remaining terms which expire through 2030. The Company’s leases do not include residual value guarantees or covenants.

The following table presents various components of the lease costs (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$713	$454
Short-term lease and variable lease expense (1)	207	138
Total lease cost	$920	$592
_______________
(1) Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Future undiscounted lease payments for operating leases with initial terms of more than one year or more as of March 31, 2026, are as follows (in thousands):

Amount
2026 (remainder)	$2,163
2027	2,637
2028	1,291
2029	667
2030	406
Thereafter	—
Total undiscounted lease payments	7,164
Less: imputed interest	(1,301)
Net lease liabilities	$5,863

Supplemental information related to operating leases were as follows:

	As of
	March 31, 2026	December 31, 2025
Weighted average remaining lease term (in years)	3.0	4.6
Weighted average discount rate of operating lease liabilities	7.5%	8.2%

Note 14. Commitments and Contingencies

Operating Leases

See Note 13, “Leases” for the discussion about the Company’s lease commitments.

Non Cancelable Purchase Obligations

In the normal course of business, the Company enters into agreements containing non-cancelable purchase commitments for goods or services with various parties, which include agreements to purchase goods or services that are enforceable and legally binding to the Company. Recognition of purchase obligations occurs when products or services are delivered to the Company, generally within accounts payable, or accrued and other current liabilities. As of March 31, 2026, the Company had a total of $2.4 million in outstanding non-cancelable purchase obligations with a term of 12 months or longer that have not been recognized on its balance sheets:

Safeguarding of Customer Digital Assets

The Company is obligated to safeguard certain digital assets held on behalf of its customers, which are not recognized on the Company’s consolidated balance sheets. As such, the Company may be liable to its customers for losses arising from the Company’s failure to safeguard those digital assets from loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of March 31, 2026 and December 31, 2025.

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

In September 2022, the Company filed suit against Galaxy Digital Holdings Ltd. (“Galaxy”), alleging that Galaxy breached and wrongfully repudiated the terms of that certain Agreement and Plan of Merger, dated as of May 5, 2021 (the “Merger Agreement”) relating to Galaxy’s proposed $1.2 billion acquisition of the Company. In November 2022, the Company filed an Amended Complaint, which seeks at least $100 million in damages. In June 2023, the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) granted Galaxy’s motion to dismiss the suit, concluding that the financial statements the Company provided to Galaxy did not comply with the requirements of the Merger Agreement, thus providing Galaxy with a valid basis to terminate the Merger Agreement. The Company appealed that ruling and in May 2024 the Delaware Supreme Court reversed the dismissal ruling and remanded the case to the Delaware Court of Chancery, finding that the definition of the financial statements in the Merger Agreement is ambiguous, necessitating consideration of extrinsic evidence. The matter is now in pre-trial proceedings, with the trial anticipated for the second half of May 2026.

Indemnification of Officers and Directors

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s offerings when used for their intended purposes, infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each claim.

Note 15. Stockholders’ Equity

Convertible Preferred Stock

Immediately prior to the Company’s IPO on January 22, 2026, all convertible preferred shares then outstanding were converted into shares of the Company’s Class A common stock on a one-to-one basis. In connection with the IPO, the Company’s Amended and Restated Certificate of Incorporation became effective, which authorizes the issuance of 200,000,000 shares undesignated preferred stock with par value of $0.0001 with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors.

As of March 31, 2026, there were no shares of convertible preferred stock issued or outstanding.

The following table summarizes the Company’s convertible preferred stock as of December 31, 2025 (in thousands, except share data).

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Liquidation Preference	Carrying Value
Series Seed	2,780,080	2,756,913	$2.16	$2,459	$5,950
Series A	21,005,676	21,005,676	$0.59	13,465	11,913
Series B	16,820,400	16,820,350	$2.53	45,899	42,310
Series B-1	4,235,374	4,235,374	$3.54	15,000	14,959
Series B-2	1,896,757	1,896,757	$1.85	3,500	2,963
Series B-3	7,000,000	5,972,572	$4.00	23,907	14,651
Series C	12,464,321	5,383,136	$16.05	86,285	86,285
Series C-1	93,482	93,482	$16.05	1,500	1,486
Series C-2	2,669,743	2,614,528	$16.05	41,952	41,963
	68,965,833	60,778,788		$233,967	$222,480

Class F Common Stock

On September 30, 2025, the Company and Michael Belshe entered into that certain Equity Exchange Right Agreement (the “Exchange Agreement”) pursuant to which Michael Belshe exchanged all of his shares of Class F common stock into Class B common stock. As such, there were no shares of Class F common stock authorized or outstanding as of March 31, 2026 and no Class F common stock outstanding as of December 31, 2025.

Common Stock

The Company has two classes of common stock outstanding — Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 15 votes per share. Holders of common stock are entitled to receive dividends as may be declared from time to time by the Board of Directors. Shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a one-to-one basis. In addition, each share of Class B common stock will automatically convert into a share of Class A common stock upon a sale or transfer (other than with respect to certain estate planning and other transfers). Further, upon certain events specified in the Restated Certificate of Incorporation, all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock. Class A common stock and Class B common stock are referred to as common stock throughout these notes to the consolidated financial statements, unless otherwise noted.

As of March 31, 2026, there were 25,810,904 shares of Class A common stock reserved to cover stock-based awards, of which 2,867,366,830 shares were available for future issuance, As of March 31, 2026, no shares of Class B common stock were reserved and 291,144,618 shares were available for future issuance.

In connection with the closing of the Company’s January 2026 IPO, the Company sold 11,026,365 shares of its Class A common stock and certain selling stockholders sold an additional 795,230 shares. Concurrently, all convertible preferred shares then outstanding were converted into shares of the Company’s Class A common stock on a one-to-one basis. In connection with the IPO, the Company’s Amended and Restated Certificate of Incorporation became effective, which authorize the issuance of up to 3,600,000,000 shares of capital stock, consisting of: (i) 3,400,000,000 shares of Common Stock, $0.0001 par value per share, including (a) 3,000,000,000 shares designated as Class A Common Stock, $0.0001 par value per share, (b) 300,000,000 shares designated as Class B Common Stock, par value $0.0001 per share, and (c) 100,000,000 shares of Blockchain Common Stock, $0.0001 par value per share; and (ii) 200,000,000 shares of Preferred Stock, $0.0001 par value per share.

Note 16. Stock-Based Compensation

2026 Equity Incentive Plan — In September 2025, the Company’s board of directors approved the 2026 Equity Incentive Plan (“2026 Plan”) as a successor to its Amended & Restated 2018 Stock Incentive Plan (“2018 Plan”), which became effective upon the Company’s IPO. The 2026 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance and stock bonus awards. Upon adoption, an aggregate of 9,028,124 shares of the Company’s Class A common stock have been reserved for future issuance with (i) an automatic increase on January 1 of each calendar years by 5% of the aggregate number of shares of common stock of all classes issued and outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares as may be determined by the Company’s board of directors prior to January 1 of each year. The share reserve is reduced by the number of shares granted under the 2026 Plan, and increased by the number of shares subject to stock options or other stock awards granted under the 2018 Plan that expire, are forfeited, or are otherwise returned to the 2018 Plan.

Stock Options — The 2026 Plan provides for the grant of ISOs and NSOs to purchase shares of Class A common stock at an exercise price determined at the grant date. ISOs may be granted only to employees, including officers and directors who are also employees. The exercise price of all stock options must be at least equal to the fair market value of the Company’s Class A common stock on the grant date. For ISOs granted to individuals who own more than 10% of the total combined voting power of all classes of the Company’s capital stock, the exercise price must be at least 110% of fair market value on the grant date. Stock options generally have a maximum term of ten years from the grant date. However, ISOs granted to holders of more than 10% of the Company’s voting power are limited to a maximum term of five years. Stock options typically vest over three to four years. Each option entitles the holder to purchase one share of Class A common stock upon exercise.

On September 18, 2019, the Company granted a non-statutory option to Mr. Belshe to acquire 1,500,960 shares of BitGo Class A common stock outside of the Company’s 2018 Plan, as a non-Plan grant (the “Non-Plan Option Grant”). On June 23, 2020, the Non-Plan Option Grant was repriced from an exercise price of $0.97 to an exercise price of $0.18 (the “Repricing”). To effectuate the Repricing, the Company cancelled the Non-Plan Grant Option and regranted it as a non-Plan Option (the “Non Plan Repriced Option”), with all terms, other than the exercise price, remaining unchanged, including the vesting schedule. On March 30, 2021, and on April 8, 2022, Mr. Belshe exercised the Non-Plan Repriced Option for respectively 531,590 and 406,510 shares. The Non-Plan Repriced Option remains outstanding for 562,860 shares.

In connection with the Company’s IPO, the Company registered the shares underlying this award on a Form S-8 for administrative and settlement purposes. As a result, the Non Plan Repriced Option is treated as granted under the 2018 Plan solely with respect to the registration of the underlying shares.

A summary of the Company’s stock option activity is presented below (in thousands, except per share amounts and terms).

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance - January 1, 2025,	9,991	$2.08	7.23	$136,365
Options granted	2,460	$7.49
Options exercised	(451)	$1.78
Options canceled/forfeited	(118)	$4.63
Balance - March 31, 2026,	11,882	$3.19	7.40	$59,917
Exercisable - March 31, 2026	6,886	$1.22	6.17	$48,287
Vested and expected to vest - March 31, 2026	11,882	$3.19	7.40	$59,917

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026 and 2025 was $4.46 and $3.12, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $4.3 million and $1.8 million, respectively. As of March 31, 2026, unrecognized stock-based compensation expense related to unvested stock options was $17.0 million, which is expected to be recognized over a weighted-average period of 3.35 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Fair value of common stock	$7.49	$5.36
Expected volatility	57.81% - 60.03%	57.90% - 58.28%
Expected life (in years)	5.6 - 6.4	6.0 - 6.1
Risk-free interest rate	3.99% - 4.06%	4.08% - 4.09%
Expected dividend yield	—%	—%

Stock-Based Compensation Expense — For the three months ended March 31, 2026 and 2025, stock-based compensation expense related to stock options was $0.7 million and $1.0 million, respectively.

Restricted Stock Units — Under the 2026 Plan, RSUs may be granted to employees, directors, and consultants. RSUs generally vest ratably over four years, subject to continued service, except for one RSU that vests immediately upon the completion of the Company’s IPO. RSUs granted prior to the Company’s IPO were subject to both service-based and liquidity-event vesting conditions; the liquidity condition was satisfied upon completion of the Company’s IPO. RSUs granted subsequent to the IPO are subject only to service-based vesting conditions. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

Under the Company’s RSU settlement procedures, for RSUs granted in fiscal year 2024 (the “2024 RSUs”), settlement is structured such that 50% of the vested RSUs are settled in shares and 50% in cash, except for RSUs granted to certain employees and officers, for which shares are withheld to satisfy tax obligations. RSUs granted in fiscal year 2025 and thereafter are settled upon vesting with shares withheld to satisfy tax obligations. For 2024 RSUs, the cash-settled portion is primarily used to satisfy employee tax withholding obligations, with any excess cash remitted to the employee.

The Company accounts for the cash-settled portion of the 2024 RSUs as liability awards and remeasures the related liability and expense at each reporting date until settlement. The equity-settled portion of the 2024 RSUs and all RSUs granted in fiscal year 2025 and thereafter are accounted for as equity awards based on the fair value on the grant date.

During the three months ended March 31, 2026, the Company recognized stock-based compensation expense of $10.4 million related to RSUs during the three months ended March 31, 2026, of which $8.0 million related to RSUs settled in shares and $2.4 million related to RSUs settled in cash. As of March 31, 2026, the Company recorded a liability of $26 thousand related to the cash-settled portion of the 2024 RSUs, which is included in other current liabilities in the condensed consolidated balance sheets. In connection with the settlement of RSUs granted to certain employees and officers, the Company withheld 165,756 shares to satisfy tax obligations.

The weighted-average grant-date fair value of RSUs granted during the three months ended March 31, 2026 was $7.49. No RSUs were granted during the three months ended March 31, 2025. The total fair value of RSUs that vested during the three months ended March 31, 2026 was $6.8 million. No RSUs vested during the three months ended March 31, 2025.

As of March 31, 2026, total unrecognized compensation cost of $23.4 million related to RSUs settled in shares, which is expected to be recognized over a weighted-average period of 3.06 years, and $0.8 million related to RSUs settled in cash, which is expected to be recognized over a weighted-average period of 2.18 years.

The following table summarizes unvested RSUs as of March 31, 2026 (in thousands, except per share amount).

	Cash Settled Awards		Share Settled Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, January 1, 2025,	306	$5.36	3,234	$10.80
Granted	—	$—	1,005	$7.49
Vested	(139)	$5.22	(850)	$6.99
Cancelled/Forfeited	(12)	$5.26	(85)	$6.73
Unvested, March 31, 2026	155	$5.25	3,304	$7.74

2026 Employee Stock Purchase Plan — In September 2025, the Company’s board of directors approved the 2026 Employee Stock Purchase Plan (“2026 ESPP”), which became effective upon the Company’s IPO. An initial reserve of 2,600,000 shares of Class A common stock has been reserved for future issuance, with (i) an automatic increase to such reserve on January 1 of each calendar year by 1% of the aggregate number of shares of common stock of all classes issued and outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares as may be determined by the Company’s board of directors prior to January 1 of each year. Under the 2026 ESPP, eligible employees may purchase shares of Class A common stock at a purchase price equal to 85% of the fair market value of a share of Class A common stock on either the first or last day of the applicable offering period, whichever is lower. Except for the first and second offering periods, the 2026 ESPP provides for six-month offering periods, each consisting of a single purchase period ending on May 31 and November 30 of each year. The initial purchase period commenced upon the completion of the Company’s IPO on January 22, 2026 and will conclude on August 31, 2026, with employee contributions beginning on February 1, 2026. The second purchase period will commence on September 1, 2026 and conclude on May 31, 2027. As of March 31, 2026, 2,600,000 shares were authorized and available for issuance.

The Company estimates the fair value of purchase rights granted under the 2026 ESPP on the date of grant using the Black-Scholes model with the following assumptions:

Three Months Ended March 31,
2026
Grant date fair value per share	$18.49
Expected volatility	45.80%
Expected life (years)	0.61
Risk-free interest rate	3.6%
Expected dividend yield	—%

For the three months ended March 31, 2026, stock-based compensation expense related to the 2026 ESPP was $54 thousand. As of March 31, 2026, unrecognized stock-based compensation expense related to the 2026 ESPP was $119 thousand, which is expected to be recognized over a weighted-average period of 0.42 years.

Note 17. Net Loss Per Share

The Company computes earnings per share using the two-class method, which applies to issuers with multiple classes of common stock and participating securities. Under this method, earnings available to common stockholders are allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. Prior to the IPO, the outstanding convertible preferred stock were deemed to be participating securities. However, these participating securities were excluded from the computation of net loss per share during periods of net loss because the convertible preferred stockholders had no contractual obligation to participate in losses.

In connection with the IPO, the Company amended its certificate of incorporation to authorize the issuance of Class A common stock and Class B common stock. Other than voting rights, Class A common stock and Class B common stock have identical rights, including the liquidation and dividend rights. Accordingly, Class A common stock and Class B common stock share equally in the Company’s net income (losses), and as such have been combined for the purpose of calculating net income (loss) per share.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of total common stock outstanding. For the three months ended March 31, 2026 and 2025, because the Company was in a loss position, diluted net loss per share is the same as basic net loss per share as the inclusion of the potential common shares outstanding would have been antidilutive.

The computation of net loss per share, including the weighted average shares outstanding used in the computation, is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss	$(60,673)	$(25,734)
Less: Net income allocated to participating securities	—	—
Net loss attributable to common stockholders, basic and diluted	$(60,673)	$(25,734)
of which:
Net loss attributable to Class A common stock and Class B common stock - basic and diluted	$(60,673)	$—
Net loss attributable to Class A common stock - basic and diluted	$—	$(20,462)
Net loss attributable to Class F common stock - basic and diluted	$—	$(5,272)

Class A common stock and Class B common stock
Weighted average shares used in computing net loss	98,409	—
Net loss per share - basic and diluted	(0.62)	—

Class A common stock
Weighted average shares used in computing net loss - basic and diluted	—	29,499
Net loss per share - basic and diluted	$—	$(0.69)

Class F common stock
Weighted average shares used in computing net loss - basic and diluted	—	7,601
Net loss per share - basic and diluted	$—	$(0.69)

Anti-Dilutive Securities

As of March 31, 2026 and March 31, 2025, an immaterial number of shares related to potentially dilutive common stock were excluded in the diluted net loss per share calculation above because the impact of including them would have been anti-dilutive.

Note 18. Joint Venture

On March 4, 2024, the Company entered into a joint venture agreement with a local bank in South Korea and a third-party investor to form BitGo Korea Inc. (“Korea JV”) in the Republic of Korea. This venture aims to further expand BitGo’s global reach.

BitGo Korea JV is consolidated under the Voting Interest Entity (“VIE”) Consolidation Model as it does not meet the VIE characteristics, and BitGo controls the board with 3 out of 5 directors, making all board decisions subject to majority approval. Consequently, interests held by two other investors are recognized as Non-Controlling Interests.

The total consideration the Company invested is KRW 2,501.7 million ($1.8 million USD), thereby acquiring a majority interest of 53% in the Korea JV. As of March 31, 2026 and December 31, 2025, the carrying amount of the assets was $2.5 million and $2.9 million, respectively, and liabilities of $54 thousand and $67 thousand, respectively, of the condensed consolidated Korea JV. Total earnings attributable to Non-Controlling Interests for the three months ended March 31, 2026 and 2025 were immaterial. The Company’s involvement with the Korea JV does not have a significant effect on the Company's financial condition, results of operations or cash flows.

Note 19. Income Taxes

The Company’s annualized effective income tax rate of 15.5% for the three months ended March 31, 2026, calculated based on first quarter actual results and forecasted results for the remainder of fiscal year 2026, differed from the effective income tax rate of 22.0% for the three months ended March 31, 2025, primarily due to state and local taxes, partially offset by the benefit recognized upon the settlement of employee stock-based awards. The Company’s annualized effective income tax rate also differed from the U.S. federal statutory rate of 21.0% primarily due to state and local taxes and limitations on the deductibility of executive compensation, partially offset by the benefit recognized upon the settlement of employee stock-based awards.

Note 20. Related Party Transactions

For the three months ended March 31, 2026, there were $366.9 million of revenue transactions with executive officers and shareholders, of which $364.7 million, were digital asset sales and $2.2 million were wallet solutions and staking revenue. Additionally, the Company acquired digital assets from executive officers and shareholders to be resold. There were $363.9 million related party digital asset sales costs. As of March 31, 2026, the Company had $13.9 million in borrowings and $0.8 million of accounts receivable outstanding with related parties.

For the three months ended March 31, 2025, there were $94.4 million of revenue transactions with executive officers and shareholders, of which $86.5 million were digital asset sales and $8.0 million were wallet solutions and staking revenue. Additionally, the Company acquired digital assets from executive officers and shareholders to be resold. There were $91.0 million related party digital asset sales costs. As of December 31, 2025, the Company had $22.9 million in borrowings and $0.5 million of accounts receivable outstanding with related parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. The following discussion contains forward-looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and other sections, including the “Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

For purposes of clarity and ease of presentation, numbers presented within this section may not sum precisely to the totals provided. The underlying data used in the calculations, including percentages, is not rounded.

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

Our platform combines self-custody wallet, qualified custody, liquidity and prime, and infrastructure-as-a-service solutions, including stablecoin issuance and management. This unified suite of solutions is designed to meet the operational and regulatory demands of our clients. We supported over 1,800 digital assets as of March 31, 2026, and helped pioneer institutional-grade multi-signature (“multi-sig”) security architecture and cold storage solutions. With a client base that includes digital asset ecosystem companies, financial institutions, technology platforms, corporations and government agencies, as well as high net worth individuals (“HNWIs”), our Number of Clients, who were located across over 100 countries, exceeded 5,500 as of March 31, 2026, and we had approximately $63.0 billion in Assets on Platform (“AoP”) for the three months ended March 31, 2026. Our principal markets are the United States and other major financial centers in North America, Europe, and Asia. See “—Key Business Metrics” for a definition of “Number of Clients” and “Assets on Platform.”

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

We began as a specialized custodian, integrating directly with advanced blockchain technologies, eliminating the need for institutional and retail clients to compromise security for market access. We have continued to innovate in the space having been the first to commercially introduce self-custody wallets. Over time, we have added the BitGo Trust Companies, allowing us to become one of the first custodians purpose-built for digital assets. In 2020, we expanded our platform’s capabilities through the introduction of BitGo Prime which introduced liquidity solutions on top of our custody and wallet layers. Our platform continues to grow. For the three months ended March 31, 2026 we had approximately $63.0 billion in AoP, including $11.8 billion in Assets Staked for the three months ended March 31, 2026. See “—Key Business Metrics” for definitions of “Assets on Platform” and “Assets Staked.”

Financial and Operational Highlights

Certain of our financial and operating results are summarized below:

•The fair value of AoP decreased from $90.5 billion for the three months ended March 31, 2025 to $63.0 billion for the three months ended March 31, 2026.

•Number of Clients increased from 3,900 as of March 31, 2025 to 5,500 as of March 31, 2026.

•The fair value of Assets Staked decreased from $28.4 billion for the three months ended March 31, 2025 to $11.8 billion for the three months ended March 31, 2026.

•Digital asset sales revenue increased from $1,605.5 million for the three months ended March 31, 2025 to $3,659.5 million for the three months ended March 31, 2026.

•Total revenue increased from $1,775 million for the three months ended March 31, 2025 to $3,774 million for the three months ended March 31, 2026.

•Net loss increased from $25.7 million for the three months ended March 31, 2025 to $60.7 million for the three months ended March 31, 2026.
.
•Adjusted EBITDA decreased from $3.9 million for the three months ended March 31, 2025 to an Adjusted EBITDA loss of $1.7 million for the three months ended March 31, 2026.

See “—Non-GAAP Financial Measures” for a definition of Adjusted EBITDA and related reconciliation to net income, the most directly comparable GAAP (as defined below) measure, and “—Key Business Metrics” for definitions of our key operational metrics.

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

Our AoP has fluctuated over time due, in part, to fluctuations in the digital asset economy and corresponding fluctuations in the prices of digital assets. For the three months ended March 31, 2026, our AoP was $63.0 billion, representing a decrease of 30.4% from the three months ended March 31, 2025, primarily driven by declines in digital asset prices.

AoP is influenced by multiple factors, including certain market-dependent factors, and thus can fluctuate based not only on the quantity of assets held on our platform, but also the price of such assets. For example, over the period from the three months ended March 31, 2025 to the three months ended March 31, 2026, the digital assets market capitalization fell 23% from a high of $3.9 trillion to $3.0 trillion. In comparison, AoP for the three months ended March 31, 2025 and 2026 were $90.5 billion and $63.0 billion, respectively, representing a 30.4% decrease.

	Three Months Ended March 31,
	2025	2026
	(in millions)
Assets on Platform	$90,451	$62,952

The value of a majority of our AoP has been, and continues to be, concentrated in a few digital assets held by our clients, including Bitcoin, Ethereum, Sui, XRP, and Solana, which constituted 50.1%, 10.1%, 7.5%, 5.1%, and 3.8%, of our AoP as of March 31, 2026, respectively. In addition to digital assets, our AoP includes a negligible amount of fiat currencies. In line with the historical market cap dominance of Bitcoin, Bitcoin has consistently been the largest single digital asset in our AoP. Our mix of digital assets does, however, fluctuate depending on the price performance of individual digital assets as well as the onboarding and offboarding of client accounts.

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

	As of March 31,
	2025	2026
Number of Clients	3,921	5,569

While our Number of Clients was less than 100 prior to January 1, 2017, as of March 31, 2026, our Number of Clients exceeded 5,500. Our Number of Clients has grown at a CAGR of 90.0% over the past two years, through March 31, 2026, which has been predominantly driven by organic growth and the resulting increased utilization of our services rather than through acquisitions.

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

As we continue to expand our platform, we intend to deepen our relationships with our existing clients to increase their adoption of additional products and services across our platform, and to onboard new institutional clients on our platform in line with increased adoption of digital assets and new use cases on top of blockchain. We believe that this strategy, combined with increasing regulatory clarity and institutional demand for secure custody and capital-efficient trading solutions, positions us to capture a growing share of the expanding market. Just like traditional banking services, we have found that clients tend to prefer dealing with an entity registered and regulated in their local domain. To that end, we are constantly exploring ways in which we can responsibly expand our worldwide presence. To support these initiatives, we opened offices in Singapore and Dubai in 2024. We believe that tracking the Number of Clients on our platform assists us in executing effectively on the foregoing growth strategy.

Number of Users

We define Number of Users as the cumulative number as of the end of the measured period of (i) individuals authorized to access the account of any of our institutional clients on such institutional client’s behalf, which institutional client (A) has an executed service agreement with us that has not been terminated as of the end of such measured period and (B) has been onboarded to at least one of our core solutions (i.e., custody, wallet platform or trading), (ii) HNWIs who (A) have an executed service agreement with us that has not been terminated as of the end of such measured period and (B) have been onboarded to at least one of our core solutions (i.e., custody, wallet platform or trading) and (iii) retail users that have registered an account with BitGo, in each case who have conducted at least one of the following activities at any point since onboarding our platform (through the applicable methods described above) and prior to the end of such measured period. We believe the following activities indicate meaningful interactions with our platform.

An API Call, which is a programmatic interaction with our platform using our application program interfaces (“APIs”) (e.g., initiating a transaction, querying wallet balance, or generating an address). Passive or system-generated pings (such as uptime monitoring) are excluded from our definition of “API Call.”

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

We view Number of Users as a key indicator of our scale as it portrays not only the number of institutional clients and HNWIs who have demonstrated an interest in our platform or direct intent to transact with digital assets (which we track through the Number of Clients metric), but also the number of retail users who have conducted at least one meaningful usage of, and meaningful activity with, our platform. Although we generally do not generate incremental revenue solely from an institutional client adding any one additional authorized user, we have observed that the number of users authorized by our institutional clients positively correlates with overall client activity, engagement with our solutions and revenue generated from such client. For example, with respect to institutional clients, there are typically many individuals who are authorized to interact with our platform through a single institutional client account. As of March 31, 2026, the average number of authorized individuals using our platform through a single institutional client was 5.01. By assessing the Number of Users, together with the Number of Clients, we can assess our total platform usage as well as the rate of the general market adoption of digital assets. In addition, because we generate revenue from certain activities by retail users (e.g., when retail users engage in transactional activities on our platform), the “Number of Users” metric provides meaningful insight into the revenue-generating retail activity on our platform.

	As of March 31,
	2025	2026
Number of Users	1,121,341	1,203,740

However, because our Number of Users is calculated on a cumulative basis commencing in 2013, the Number of Users metric could include clients who have only had one meaningful interaction since onboarding onto the platform. Therefore, Number of Users does not measure the frequency or duration of such clients’ interaction with our platform and may also include clients that have not interacted with our platform at all for extended periods of time. In addition, Number of Users may also overstate the number of unique individuals authorized to access accounts of institutional clients who have entered into service agreements with us and been onboarded, since one client may enter into multiple service agreements (either themselves or through their affiliates) and one individual could be authorized to access such multiple accounts. Our Number of Users metric also includes individuals that may have not engaged in any economic activity (for example, where the individual has been authorized by an institutional client to access an account for operational purposes). A substantial majority of our Number of Users is comprised of the individuals who are authorized to access the account of any of our institutional clients on such institutional clients’ behalf and HNWIs, particularly since the number of our retail users is currently relatively low, albeit growing in number. Accordingly, our Number of Users is largely an extension of our Number of Clients. Therefore, while our Number of Users is calculated on a cumulative basis since 2013, the regular interaction of a majority of our institutional clients and HNWIs with our platform as described under “—Number of Clients” can largely be attributed to our Number of Users.

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

	Three Months Ended March 31,
	2025	2026
	(in millions)
Assets Staked	$28,413	$11,843

Similar to AoP, Assets Staked is influenced by multiple factors, including certain market-dependent factors, and thus can fluctuate based not only on the quantity of assets staked on our platform, but also the price of such assets. In addition, similar to AoP, the value of a majority of our Assets Staked has been, and continues to be, concentrated in a few digital assets held by our clients, including namely Sui, Ethereum and Solana, which constituted approximately 37.6%, 35.0%, and 16.5%, of our Assets Staked as of March 31, 2026, respectively.

Non-GAAP Financial Measures

We collect and analyze operating and financial data to evaluate the health of our business, allocate our resources and assess our performance. In addition to total revenue, net income (loss) and net income (loss) margin, we utilize the non–GAAP calculation of Adjusted EBITDA. This non-GAAP measure is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with accounting principles generally accepted in the United States (“GAAP”). In addition, other companies, including companies in our industry, may calculate Adjusted EBITDA differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our disclosure of such non–GAAP measure as a tool for comparison. Investors are encouraged to review the related GAAP financial measure and the reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), excluding (i) provision for income taxes, (ii) depreciation and amortization, (iii) stock-based payment expense, (iv) employer payroll taxes on employee stock transactions, (v) net changes in unrealized appreciation (loss) on digital assets, and (vi) certain non-recurring charges (which are specified in detail below).

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

The following table provides a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(60,673)	$(25,734)
Benefit from income taxes	(10,967)	(7,261)
Depreciation and amortization expense	1,727	866
Stock-based compensation expense	11,248	950
Employer payroll taxes on employee stock transactions	287	—
Net change in unrealized loss on digital assets (1)	53,723	33,812
Legal contingencies, settlements and related costs (2)	2,971	1,268
Adjusted EBITDA (3)	(1,684)	3,901
Total revenue	$3,773,573	$1,774,664
Net loss margin	(1.6)%	(1.5)%
_______________
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
(2)    Legal contingencies, settlements, and related costs includes (i) litigation costs of $1.3 million and $0.9 million in the three months ended March 31, 2025 and March 31, 2026, respectively, associated with our ongoing suit against Galaxy alleging that Galaxy breached and wrongfully repudiated the terms of the Merger Agreement, by terminating Galaxy’s proposed $1.2 billion acquisition of the Company, (ii) legal settlement of $0.1 million in three months ended March 31, 2026, (iii) one-time bonus payment of $0.5 million made in three months ended March 31, 2026, in connection with the IPO, (iv) IPO-related expense borne by us of $0.3 million in the three months ended March 31, 2026, (v) legal and professional fees borne by us of $1.2 million in the three months ended March 31, 2026 related to the evaluation of strategic opportunities. See the section titled “Business—Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 14—Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information relating to our ongoing litigation with Galaxy.
(3)    May not foot due to rounding.

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

Our business has expanded rapidly over time, and our conviction in the strength of the digital assets market is unwavering. The digital assets market has grown approximately 500% in size over the last five years to reach a total market capitalization of approximately $3.0 trillion as of March 31, 2026, with use cases continuing to expand. We believe that our unified suite of solutions: self-custody wallet, qualified custody, liquidity and prime, and infrastructure-as-a-service, will enable us to offer a variety of products and services to a growing total addressable market. In addition, we support over 1,800 digital assets as of March 31, 2026 and have helped pioneer institutional-grade multi-sig security architecture and cold storage solutions, which we believe provide a strong foundation for success.

Regulation in United States and International Markets

Our business is subject to various regulations in both the United States and international markets. In addition, the rules and regulations surrounding digital assets continue to evolve and the international regulatory landscape remains fragmented. As a result, we monitor regulatory changes closely and we expect to continue to invest significant resources in our legal, compliance, product and engineering teams to ensure our business practices comply with, and plan and prepare for, current and future regulations.

Client Acquisition, Retention and Expansion

Our business is significantly impacted by our ability to acquire, retain and expand our client base, which presents several risks for us. Expanding our client base and increasing the services used by existing clients, are essential for our revenue growth as our total revenues are driven by the use of our services and products by our clients. Successfully managing user acquisition, retention and expansion strategies is crucial for our sustained growth and market leadership in the digital asset industry.

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

Successfully navigating the challenges and unknowns related to the breadth and nature of custodied digital assets is crucial for our long term viability and competitive positioning, and we believe that we have a demonstrated track record of success in this regard. We were one of the first to commercialize the multi-sig wallet, one of the first to introduce a trust structure to keep our clients’ assets safe from theft and loss, and one of the first to introduce prime brokerage services to allow our clients to better access the broader digital asset market. In addition, when the broader digital asset industry undergoes downturns, we are often chosen as the distributor of assets in bankruptcies due to our strong reputation and track record of “getting it right.” We played a key role in the Mt. Gox bankruptcy in 2014 by facilitating the distribution of digital assets during its bankruptcy process, and in 2024, we were selected by FTX Trading Ltd. (“FTX”) and its affiliated debtors to assist in distributing recoveries to retail and institutional clients in supported jurisdictions, per the U.S. bankruptcy court-approved FTX Chapter 11 Plan of Reorganization.

Competitive Landscape

Our success as a business is dependent on our ability to win market share against our competitors and to keep pace in an ever-evolving competitive landscape. The digital assets services industry is increasingly crowded and also seeing increasing competition from new entrants, along with ongoing risk from traditional finance institutions that are increasingly entering the digital assets markets. We believe we must continually invest in research and development to enhance our service offerings, maintain a competitive advantage, and reliably differentiate ourselves in the market. While we are confident in our ability to continue to lead across custody, staking, and our broad range of products and services, our ability to do so is subject to certain limitations and risks.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in accordance with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026, other than as described in Note 2 - Summary of Significant Accounting Policies in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Key Components of Results of Operations

Revenue

Digital Assets Sales Revenue

Digital assets sales revenue consists of (i) the gross sales proceeds from the sales of digital intangible assets on our platform, expressed in U.S. dollar equivalent value, (ii) the net gain or loss, if any, recognized in connection with the purchase and sales of certain stablecoins that are classified as financial assets, and (iii) the net gain or loss recognized on derivative contracts under ASC 815. We present digital assets sales revenue on a gross basis (other than the portion of digital assets sales revenue recognized in connection with sales on our platform of certain stablecoins that are classified as financial assets, which is recognized on a net basis). See the section titled “—Critical Accounting Policies and Estimates” for further information on how we recognize and present digital assets sales revenue, including gross revenue reporting.

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

In addition, subscriptions and services revenue also includes fees related to our Wrapped Bitcoin (“WBTC”) solution. Fee income is recognized when the performance obligation of issuing a WBTC, referred to as a mint event, occurs. Fee income is also recognized upon the redemption of the WBTC, referred to as a burn event.

Stablecoin-as-a-Service Revenue

Revenue from our Stablecoin-as-a-Service offering, which we launched in 2025, allows institutional clients to issue U.S. dollar-backed stablecoins using our regulated trust infrastructure. We earn implementation and ongoing service fees for the issuance, reserve management, and transaction processing of white-labeled stablecoins. These fees can be paid based on the interest earned on the reserve management as defined in the fee schedule of the agreement.

Interest Income

Interest income consists primarily of interest earned on the portion of our cash and cash equivalents in our treasury that is held in money market accounts and money market funds.

Expenses

Digital Assets Sales Costs

Digital assets sales costs represents the cost basis of the digital intangible assets transferred corresponding to our digital assets sales revenues.

Staking Fees

Staking fees consist primarily of rewards earned by, and distributed to, customers utilizing our validation infrastructure corresponding to our staking revenues.

Stablecoin sponsor fees

Stablecoin sponsor fees primarily consist of interest income earned on fiat reserves owed to institutional clients that issue U.S. dollar-backed stablecoins through our Stablecoin-as-a-Service solution.

Interest Expense

Interest expense includes charges related to servicing our borrowing obligations to support our lending product.

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

Provision for (benefit from) Income Taxes

Provision for (benefit from) income taxes includes the provision for (benefit from) income taxes in the United States and other jurisdictions. As we expand our international business activities, any changes in a jurisdiction’s taxation of such activities may increase our overall provision for income taxes in the future.

Results of Operations

The following table summarizes our results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue
Total revenue	$3,773,573	$1,774,664
Expenses
Digital assets sales cost	3,647,845	1,602,176
Staking fees	41,443	127,722
Stablecoin sponsor fees	35,337	—
Interest expense	6,018	1,685
Compensation and benefits	40,802	24,317
General and administrative expenses	20,305	15,549
Depreciation and amortization	1,727	866
Total expenses	$3,793,477	$1,772,315
Income (loss) from operations	$(19,904)	$2,349
Other loss
Net change in unrealized loss on digital assets	(53,723)	(33,812)
Gain (loss) on disposal of digital assets	1,987	(1,532)
Total other loss	$(51,736)	$(35,344)
Loss before income taxes	$(71,640)	$(32,995)
Benefit from income taxes	(10,967)	(7,261)
Net loss	$(60,673)	$(25,734)

	Three Months Ended March 31,
	2026	2025
	(as percentage of revenue)
Revenue
Total revenue	100.0%	100.0%
Expenses
Digital assets sales cost	96.7	90.3
Staking fees	1.1	7.2
Stablecoin sponsor fees	0.9	—
Interest expense	0.2	0.1
Compensation and benefits	1.1	1.4
General and administrative expenses	0.5	0.9
Depreciation and amortization	—	—
Total expenses (1)	100.5	99.9
Income (loss) from operations	(0.5)	0.1
Other loss
Net change in unrealized loss on digital assets	(1.4)	(1.9)
Gain (loss) on disposal of digital assets	0.1	(0.1)
Total other loss	(1.4)	(2.0)
Loss before income taxes	(1.9)	(1.9)
Benefit from income taxes	(0.3)	(0.4)
Net loss	(1.6)%	(1.5)%
_______________
(1)    May not foot due to rounding.

Comparison of Three Months Ended March 31, 2026 and March 31, 2025

Total Revenue

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Digital assets sales revenue	$3,659,508	$1,605,467
Staking revenue	49,401	145,963
Subscriptions and services revenue	25,575	22,970
Stablecoin-as-a-Service revenue	38,157	4
Interest income	932	260
Total revenue	$3,773,573	$1,774,664

Digital assets sales revenue

Digital asset sales revenue increased by $2,054.0 million, or 127.9%, for the three months ended March 31, 2026 compared to the same period in the prior year.

The increase was primarily attributable to higher digital asset trading activity resulting from the expansion of trading pairs on the platform, increased activity from existing clients, and an expanding client base. We present digital assets sales revenue on a gross basis (other than the portion of digital assets sales revenue recognized in connection with sales and purchases on our platform of certain stablecoins that are classified as financial assets, which is recognized on a net basis) because of our role as principal for accounting purposes in sales of digital assets, as we control the digital assets prior to transfer to the customer, are primarily responsible for fulfilling the transaction, and have discretion in pricing, including the ability to incorporate spreads relative to market prices. As a result, the significant volume of digital asset transactions on our platform results in significant digital assets sales revenue with corresponding digital assets sales costs. For the three months ended March 31, 2026, digital assets sales costs increased by $2,045.7 million, or 127.7%, over the corresponding period in the prior year.

Staking revenue

Staking revenue decreased by $96.6 million, or 66.2%, for the three months ended March 31, 2026 compared to the same period in the prior year, primarily driven by lower staked digital asset volume on our platform and a decline in digital asset prices. We present staking revenue on a gross basis because of our role as principal for accounting purposes in connection with our clients’ staking activities. As a result, the significant volume of staking activities on our platform results in staking revenue with corresponding staking fees. For the three months ended March 31, 2026, staking fees decreased by $86.3 million, or 67.6%, over the corresponding period in the prior year.

Subscriptions and services revenue

Subscriptions and services revenue increased by $2.6 million, or 11.3%, for the three months ended March 31, 2026 compared to the same period in the prior year. The increase was primarily driven by an increase in our Number of Clients, growth in professional services projects, and higher lending activity.

Stablecoin-as-a-Service revenue

Stablecoin-as-a-Service revenue increased by $38.2 million, for the three months ended March 31, 2026 compared to $4,000 in the same period in the prior year. The increase results from the launch of this new service in March 2025. We earn interest on stablecoin reserve assets and recognize that revenue on a gross basis. We recognize stablecoin sponsor fees, which largely offset the interest revenue. For the three months ended March 31, 2026, stablecoin sponsor fees increased by $35.3 million over the corresponding period in the prior year.

Interest income

Interest income increased by $0.7 million, or 258.5%, for the three months ended March 31, 2026 compared to the same period in the prior year. The increase was primarily attributable to an increase in fiat treasury investments.

Expenses

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Digital assets sales cost	$3,647,845	$1,602,176
Staking fees	41,443	127,722
Stablecoin sponsor fees	35,337	—
Interest expense	6,018	1,685
Compensation and benefits	40,802	24,317
General and administrative expenses	20,305	15,549
Depreciation and amortization	1,727	866
Total expenses	$3,793,477	$1,772,315

Digital Assets Sales Costs

Digital assets sales costs increased by $2,045.7 million, or 127.7%, for the three months ended March 31, 2026 compared to the same period in the prior year. The increase was primarily attributable to higher transaction volumes driven by the expansion of trading pairs on the platform, increased activity from existing clients, and growth in the overall client base.

Staking Fees

Staking fees decreased by $86.3 million, or 67.6%, for the three months ended March 31, 2026 compared to the same period in the prior year. The decrease was primarily driven by lower staked digital asset volume on our platform and a decline in digital asset prices.

Stablecoin Sponsor Fees

Stablecoin sponsor fees increased by $35.3 million for the three months ended March 31, 2026 compared to the same period in the prior year, as no such fees were incurred during that period. The increase was driven by the launch of this new service in March 2025.

Interest Expense

Interest expense increased by $4.3 million, or 257.2%, for the three months ended March 31, 2026 compared to the same period in the prior year. The increase in interest expense was primarily attributable to higher borrowings and related interest costs incurred to support the expansion of our lending product.

Compensation and Benefits

Compensation and benefits expenses increased by $16.5 million, or 67.8%, for the three months ended March 31, 2026 compared to the same period in the prior year, primarily driven by increased headcount as a result from our continued investments in research and development initiatives and go-to-market teams, as well as higher stock-based compensation expense, primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO.

General and Administrative Expenses

General and administrative expenses increased by $4.8 million, or 30.6%, for the three months ended March 31, 2026 compared to the same period in the prior year. The increase was driven primarily by higher audit and accounting fees, legal fees, conference and event costs, and dues and subscriptions.

Amortization and Depreciation Expenses

Amortization and depreciation expenses increased by $0.9 million, or 99.4%, for the three months ended March 31, 2026 compared to the same period in the prior year. The increase was driven primarily by amortization and depreciation charges related to intangible assets acquired through the Brassica and HeightZero acquisitions, as well as higher capital expenditures and capitalized development costs incurred.

Other Loss

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net change in unrealized loss on digital assets	$(53,723)	$(33,812)
Gain (loss) on disposal of digital assets	1,987	(1,532)
Total other loss	$(51,736)	$(35,344)

Net Change in Unrealized Loss on Digital Assets

Net change in unrealized loss on digital assets increased by $19.9 million, or 58.9%, for the three months ended March 31, 2026 compared to the same period in the prior year. The increase in net change in unrealized loss of digital assets was primarily driven by decline in digital asset prices.

Gain (Loss) on Disposal of Digital Assets

Gain on disposal of digital assets increased by $3.5 million, or 229.7%, for the three months ended March 31, 2026 compared to the same period in the prior year. The increase in gain on disposal of digital assets was primarily due to lower transaction volumes, a decline in digital asset prices, and increased proceeds from the sale of our digital asset treasury.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Benefit from income taxes	$(10,967)	$(7,261)

Tax benefits increased by $3.7 million, or 51.0%, for the three months ended March 31, 2026 compared to the same period in the prior year. The increase was primarily due to our annualized effective income tax rate of 15.5% for the three months ended March 31, 2026, calculated based on first quarter actual results and forecasted results for the remainder of fiscal year 2026, compared to from the effective income tax rate of 22.0% for the three months ended March 31, 2025, primarily due to state and local taxes and limitations on the deductibility of executive compensation, partially offset by the benefit recognized upon the settlement of employee stock-based awards.

Liquidity and Capital Resources

Prior to our IPO, we financed our operations primarily through issuances of preferred stock, cash generated from operations, and holdings in our Bitcoin treasury reserve. As of March 31, 2026, our primary sources of liquidity were our cash and cash equivalents of $186.6 million, excluding cash and cash equivalents segregated for the benefit of stablecoin holders - restricted. As of March 31, 2026 our digital assets included both treasury and borrowed Bitcoin. The Company owned Bitcoin treasury held as of March 31, 2026 was 2,449 BTC with a fair value of $167.1 million based on observable market prices, representing approximately 2.8% of our total assets.

In January 2026, we completed our IPO, in which we sold 11,026,365 shares of Class A common stock, resulting in net proceeds of $174.3 million after deducting underwriting discounts and other offering costs.

Upon the closing of the IPO, all shares of the Company’s then outstanding convertible preferred stock were automatically converted into a total of 60,778,788 shares of Class A common stock. Additionally, we issued 594,862 shares of our Class A common stock upon settlement of the restricted stock units (“RSUs”) for which a liquidity-event performance-based vesting condition was satisfied upon the completion of the IPO and for which the service-based vesting condition had also been satisfied as of that date. Of the shares issued, 270,700 shares were withheld to satisfy employee tax withholding obligations. Based on the IPO price of $18.00 per share, we expect to pay approximately $4.0 million in taxes on net share settlement of these RSUs.

Our material cash requirements from known contractual and other obligations consist of our obligations under operating leases for office space and contractual obligations for hosting services to support our business operations. See Note 14—Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of our principal contractual commitments.

We believe our available cash, available borrowings, and cash collected from our revenue will be adequate to meet our future liquidity needs for at least the next twelve months. Our future capital requirements will depend on many factors, including but not limited to price and volatility of digital assets, the adoption of digital assets, our growth rate, client acquisition, retention and expansion, our ability to increase our Bitcoin holdings as part of our Bitcoin treasury strategy, our headcount, our sales and marketing activities, the introduction of new products and offerings, and potential merger and acquisition activity and other strategic initiatives.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Net cash used from operating activities was $29.5 million for the three months ended March 31, 2026, primarily driven by net loss generated during the period of $60.7 million, partially offset by non-cash adjustments totaling $56.7 million. These adjustments primarily consisted of fair value changes related to digital assets, stock-based compensation, and depreciation and amortization. Additionally, changes in working capital contributed to operating cash flow, including $3.9 million generated from the sale of digital assets, offset by net cash use of $28.9 million from changes in accounts receivable (net), other assets, accounts payable and other liabilities.

Net cash generated from operating activities was $8.2 million for the three months ended March 31, 2025, primarily driven by net loss generated during the period of $25.7 million, partially offset by non-cash adjustments totaling $17.4 million. These adjustments primarily consisted of fair value changes related to digital assets, stock-based compensation, and depreciation and amortization. Additionally, changes in working capital contributed to operating cash flow, including $14.9 million generated from the sale of digital assets, offset by net cash use of $17.2 million from changes in accounts receivable (net), other assets, accounts payable and other liabilities.

Investing Activities

Net cash used in investing activities was $11.3 million for the three months ended March 31, 2026. This cash outflow was primarily driven by $5.8 million in net loan originations and repayments, $14.8 million invested in digital assets, and $2.3 million in equipment and software purchases.

Net cash used in investing activities was $0.9 million for the three months ended March 31, 2025. This cash outflow was primarily driven by $1.7 million in net loan originations and repayments, $0.1 million invested in digital assets, and $2.5 million in equipment and software purchases.

Financing Activities

Net cash generated from financing activities was $1,200.4 million for the three months ended March 31, 2026, primarily driven by net proceeds of $174.3 million from our initial public offering, $1,079.3 million in deposits from stablecoin holders, $20.8 million in proceeds received from borrowings, net of repayment, to support loan originations, $51.2 million related to customer activity pending settlement, and $3.0 million for tax payment related to net settlement of RSUs.

Net cash generated from financing activities was $19.8 million for the three months ended March 31, 2025, primarily driven by $57.0 million in deposits from stablecoin holders, $20.0 million in proceeds received from borrowings, net of repayment, to support loan originations, $27.1 million from fiat currency returned as collateral, $30.2 million of customer activity pending settlement, $0.2 million in proceeds from stock option exercises, and $0.1 million in payment to a joint venture.

Recent Accounting Pronouncements

Refer to Note 2 of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Prevailing short-term interest rates have a significant impact on our profitability, as a portion of our revenue and net income is generated from interest earned on client funds held in segregated accounts, as well as on the Company’s corporate cash and cash equivalents. Higher interest rates typically increase the interest income earned. The Company also generates interest income through its lending products, with the rates charged being influenced by the broader short-term interest rate environment. While rising rates can enhance lending-related income, they may also increase borrowing costs, potentially limiting our access to capital on favorable terms. Conversely, declining interest rates may reduce both interest income and lending fees, which could adversely affect the Company’s profitability. A hypothetical 100 basis points increase or decrease in interest rates during three months ended March 31, 2026 and March 31, 2025 would not have had a material effect on our financial results.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, which is also the functional currency of our foreign subsidiaries. Substantially all of our revenue is currently denominated in U.S. dollars, with only an insignificant amount generated from international sales in foreign currencies. Accordingly, our revenue is not presently subject to significant foreign currency exchange risk, however, this exposure may increase as our international operations expand. Our operating expenses are denominated in the currencies of the countries in which we operate. As a result, our primary exposure to foreign currency risk arises from transactions denominated in Euros, British Pounds, Korean Won, and Singapore Dollars. As a result, our consolidated results of operations and cash flows are subject to fluctuations resulting from changes in foreign currency exchange rates and may be adversely affected by future changes in such rates. We may use derivative instruments or other financial tools to manage foreign currency exposure, no such instruments were outstanding or entered into during the three months ended March 31, 2026 and March 31, 2025. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have a material impact on our operating results.

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

As part of our treasury strategy, we also hold digital assets, primarily Bitcoin, as long-term investments. These assets are presented at fair value at each reporting date, with changes in fair value recognized in net income. Digital asset prices have been historically volatile. A hypothetical 50.0% increase or decrease in the fair value of our Bitcoin holdings would have resulted in an impact on net income of approximately $83.6 million and $98.3 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance due to material weaknesses in internal control over financial reporting as described below.

Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, we have previously identified material weaknesses in our internal control over financial reporting. As of the end of the period covered by this Quarterly Report on Form 10-Q, the material weaknesses identified pertained to the

•lack of effectively designed, implemented, and maintained information technology (“IT”) general controls including:

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

•lack of sufficient number of qualified personnel within our accounting, finance, and operations functions who possessed an appropriate level of expertise to provide reasonable assurance that transactions were being appropriately recorded and disclosed, including evaluating whether new accounting policies are in accordance with GAAP.

We have concluded that these material weaknesses existed because we did not have the necessary business processes, systems, personnel, and related internal controls due, in part, to the rapid growth we have experienced in the past years, which growth placed considerable strains on our IT and accounting systems, processes and personnel.

Notwithstanding such material weaknesses in internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. The aforementioned material weaknesses also did not result in a material misstatement in any previously issued consolidated financial statements.

Remediation Effects and Status

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, management has completed the following remedial actions:

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

•    continuing to enhance manual review controls, as necessary, over key inputs and/or outputs from our applications that support our financial reporting processes; and

•    implement controls to assess whether accounting for new or changed revenue streams are consistent with GAAP.

Changes in Internal Control Over Financial Reporting

Except for the material weakness and remediation efforts described above, there were no changes in our internal control over financial reporting as defined in Rule 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II

Item 1. Legal Proceedings

The information required to be set forth under this Item 3 is incorporated by reference to Note 14 — Commitments and Contingencies — Litigation in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Such disclosures reflect our beliefs and opinions as to factors that could materially affect our business, financial condition or future results. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

None.

(b) Use of IPO Proceeds

On January 21, 2026, our registration statement on Form S-1 (File No. 333-290409) relating to our IPO was declared effective by the SEC. There has been no material change to the expected use of the net proceeds from our IPO as described in the Final Prospectus and other periodic reports previously filed with the SEC.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

For the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K promulgated under the Securities Act.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of BitGo Holdings, Inc.	8-K	001-43057	3.1	1/23/2026
3.2	Amended and Restated Bylaws of BitGo Holdings, Inc.	8-K	001-43057	3.2	1/23/2026
4.1	Form of Class A Common Stock Certificate of BitGo Holdings, Inc.	S-1/A	333-290409	4.1	11/7/2025
4.2	Description of Securities.	10-K	001-43057	4.2	3/27/2026
10.1	Form of Indemnification Agreement between BitGo Holdings, Inc. and each of its directors and executive officers.	S-1/A	333-290409	10.1	11/7/2025
10.2	BitGo Holdings, Inc. 2026 Equity Incentive Plan and related form agreements.	S-1/A	333-290409	10.3	1/12/2026
10.3	BitGo Holdings, Inc. 2026 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-290409	10.4	1/12/2026
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
						X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
____________
*    This certification is furnished and deemed not filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of BitGo Holdings, Inc. under the Securities Act, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BitGo Holdings, Inc.

Date:	May 13, 2026	By:	/s/ Michael A. Belshe
Michael A. Belshe, Chief Executive Officer, Chief Technology Officer, President, and Director

Date:	May 13, 2026	By:	/s/ Edward Reginelli
Edward Reginelli, Chief Financial Officer