Form 10-Q
period 2026-06-30
BITGO HOLDINGS, INC.
filed 2026-08-12
CIK 1740604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-43057
_________________________
BITGO HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	82-3998490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 S. Reid Street, Suite 307, PMB# 9793, Sioux Falls, SD	57103
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐ No ☒
On August 7, 2026, the registrant had 108,690,240 shares of Class A common stock and 8,855,382 shares of Class B common stock outstanding.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BitGo Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share data)

	As of
	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$158,963	$106,275
Cash and cash equivalents segregated for the benefit of stablecoin holders - restricted	4,634,863	3,313,527
Accounts receivables, net of allowance for credit losses	17,357	15,774
Loan receivables, at amortized cost	157,411	176,655
Digital intangible assets loan receivables	10,314	30,774
Digital intangible assets, at fair value	391,345	344,439
Digital intangible assets collateral, at fair value	330,265	260,358
Deferred tax assets	20,931	7,130
Other current assets	304,486	272,270
Total current assets	6,025,935	4,527,202
Equipment and software, net	15,078	13,180
Operating lease right-of-use assets	5,651	6,346
Intangible assets, net	407	1,226
Other non-current assets	724	713
Total assets	$6,047,795	$4,548,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,347	$9,955
Deferred revenue, current	4,507	4,710
Deposits from stablecoin holders	4,634,863	3,313,527
Borrowings	133,169	118,848
Borrowings of digital intangible assets	305,810	233,687
Obligations to return collateral	302,516	400,132
Deferred tax liability, current	21,148	7,674
Operating lease liabilities, current	2,552	2,483
Other current liabilities	207,371	135,125
Total current liabilities	5,621,283	4,226,141
Operating lease liabilities, non-current	3,453	3,978
Total liabilities	5,624,736	4,230,119
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock A, $0.0001 par value - 3,000,000,000 and 139,950,076 shares authorized as of June 30, 2026 and December 31, 2025; 108,219,469 and 33,822,318 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	10	3
Common stock B, $0.0001 par value - 300,000,000 and 140,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 8,855,382 and 8,855,382 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Convertible preferred stock, $0.0001 par value - 200,000,000 and 68,965,833 shares authorized as of June 30, 2026 and December 31, 2025, respectively; nil and 60,778,788 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	222,480
Minority interest	1,638	1,953
Additional paid-in capital	439,003	32,006
Retained earnings	(17,593)	62,105
Total stockholders’ equity	423,059	318,548
Total liabilities and stockholders’ equity	$6,047,795	$4,548,667

See accompanying notes to condensed consolidated financial statements.

BitGo Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Total revenue	$4,329,395	$2,410,462	$8,102,968	$4,185,126
Expenses
Digital assets sales cost	4,190,435	2,273,948	7,838,280	3,876,124
Staking fees	60,781	81,810	102,224	209,532
Stablecoin sponsor fees	35,710	15,249	71,047	15,249
Interest expense	5,845	1,252	11,863	2,937
Compensation and benefits	29,528	23,511	70,330	47,828
General and administrative expenses	21,086	17,476	41,391	33,025
Depreciation and amortization	2,121	875	3,848	1,741
Restructuring charges	1,300	—	1,300	—
Total expenses	4,346,806	2,414,121	8,140,283	4,186,436
Loss from operations	(17,411)	(3,659)	(37,315)	(1,310)
Other income (loss)
Net change in unrealized appreciation (loss) on digital assets	(18,842)	55,846	(72,565)	22,034
Gain (loss) on disposal of digital assets	5,551	1,260	7,538	(272)
Total other income (loss)	(13,291)	57,106	(65,027)	21,762
Income (loss) before income taxes	(30,702)	53,447	(102,342)	20,452
Tax provision for (benefit from) income taxes	(11,677)	15,132	(22,644)	7,871
Net income (loss)	$(19,025)	$38,315	$(79,698)	$12,581

Net income (loss) attributable to common stockholders, of which:	$(19,025)	$13,453	$(79,698)	$1,267
Basic - Class A common stock and Class B common stock	$(19,025)	$—	$(79,698)	$—
Basic - Class A common stock	$—	$10,928	$—	$1,019
Basic - Class F common stock	$—	$2,525	$—	$248
Diluted - Class A common stock and Class B common stock	$—	$—	$—	$—
Diluted - Class A common stock	$—	$14,036	$—	$1,082
Diluted - Class F common stock	$—	$2,322	$—	$185

Net income (loss) per share:
Basic - Class A common stock and Class B common stock	$(0.16)	$—	$(0.74)	$—
Basic - Class A common stock	$—	$0.33	$—	$0.03
Basic - Class F common stock	$—	$0.33	$—	$0.03
Diluted - Class A common stock and Class B common stock	$(0.16)	$—	$(0.74)	$—
Diluted - Class A common stock	$—	$0.28	$—	$0.02
Diluted - Class F common stock	$—	$0.28	$—	$0.02

Weighted-average shares used in computing net income (loss) per share:
Basic - Class A common stock and Class B common stock	116,341	—	107,422	—
Basic - Class A common stock	—	32,900	—	31,209
Basic - Class F common stock	—	7,601	—	7,601
Diluted - Class A common stock and Class B common stock	116,341	—	107,422	—
Diluted - Class A common stock	—	49,356	—	47,712
Diluted - Class F common stock	—	8,164	—	8,164

See accompanying notes to condensed consolidated financial statements.

BitGo Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in thousands, except share data)

		Three Months Ended June 30, 2026
		Balance at April 1, 2026	Issuance of common stock upon exercises of stock options	Additional offering costs incurred related to issuance of common stock upon initial public offering	Issuance of common stock upon release of restricted stock units, net of shares withheld for taxes	Stock-based compensation expense	Minority interest	Net income (loss)	Balance at June 30, 2026
Common Stock Class A	Shares	106,811,561	693,843	—	714,065	—	—	—	108,219,469
	Amount	$10	—	—		—	—	—	$10
Common Stock Class B	Shares	8,855,382	—	—	—	—	—	—	8,855,382
	Amount	$1	—	—	—	—	—		$1
Minority Interest		$1,787	—	—	—	—	(149)	—	$1,638
Additional Paid-in Capital		$435,610	323	(300)	(121)	3,491	—	—	$439,003
Retained Earnings		$1,432	—	—	—	—	—	(19,025)	$(17,593)
Total		$438,840	$323	$(300)	$(121)	$3,491	$(149)	$(19,025)	$423,059

		Three Months Ended June 30, 2025
		Balance at April 1, 2025	Issuance of common stock upon exercises of stock options	Stock-based compensation expense	Minority interest	Net income (loss)	Balance at June 30, 2025
Common Stock Class A	Shares	32,799,630	415,785	—	—	—	33,215,415
	Amount	$3	—	—	—	—	$3
Common Stock Class F	Shares	7,600,717	—	—	—	—	7,600,717
	Amount	$1	—	—	—	—	$1
Convertible Preferred Stock	Shares	60,806,143	—	—	—	—	60,806,143
	Amount	$222,540	—	—	—	—	$222,540
Minority Interest		$2,331	—	—	(127)	—	$2,204
Additional Paid-in Capital		$28,189	130	848	—	—	$29,167
Retained Earnings		$51,153	—	—	—	38,315	$89,468
Total		$304,217	$130	$848	$(127)	$38,315	$343,383

See accompanying notes to condensed consolidated financial statements.

BitGo Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in thousands, except share data)

		Six Months Ended June 30, 2026
		Balance at January 1, 2026	Issuance of common stock upon exercises of stock options	Conversion of preferred stock to common stock upon initial public offering	Issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	Issuance of common stock upon release of restricted stock units, net of shares withheld for taxes	Stock-based compensation expense	Minority interest	Net income (loss)	Balance at June 30, 2026
Common Stock Class A	Shares	33,822,318	1,184,857	60,778,788	11,026,365	1,407,141	—	—	—	108,219,469
	Amount	$3	—	6	1		—	—	—	$10
Common Stock Class B	Shares	8,855,382	—	—	—	—	—	—	—	8,855,382
	Amount	$1	—	—	—	—	—	—		$1
Convertible preferred stock	Shares	60,778,788	—	(60,778,788)	—	—	—	—	—	—
	Amount	$222,480	—	(222,480)	—	—	—	—	—	$—
Minority Interest		$1,953	—		—	—	—	(315)	—	$1,638
Additional Paid-in Capital		$32,006	1,342	222,474	173,984	(3,105)	12,302	—	—	$439,003
Retained Earnings		$62,105	—	—	—	—	—	—	(79,698)	$(17,593)
Total		$318,548	$1,342	$—	$173,985	$(3,105)	$12,302	$(315)	$(79,698)	$423,059

		Six Months Ended June 30, 2025
		Balance at January 1, 2025	Issuance of common stock upon exercises of stock options	Stock-based compensation expense	Minority interest	Net income (loss)	Balance at June 30, 2025
Common Stock Class A	Shares	32,419,520	795,895	—	—	—	33,215,415
	Amount	$3	—	—	—	—	$3
Common Stock Class F	Shares	7,600,717	—	—	—	—	7,600,717
	Amount	$1	—	—	—	—	$1
Convertible Preferred Stock	Shares	60,806,143	—	—	—	—	60,806,143
	Amount	$222,540	—	—	—	—	$222,540
Minority Interest		$2,429	—	—	(225)	—	$2,204
Additional Paid-in Capital		$27,011	358	1,798	—	—	$29,167
Retained Earnings		$76,887	—	—	—	12,581	$89,468
Total		$328,871	$358	$1,798	$(225)	$12,581	$343,383

See accompanying notes to condensed consolidated financial statements.

BitGo Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net income (loss)	$(79,698)	$12,581
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	14,861	1,798
Depreciation and amortization	3,848	1,741
Provision for credit losses	530	802
Digital asset fair value adjustment	72,296	(23,782)
Digital intangible assets received as revenue payments	(24,098)	(51,148)
Digital intangible assets used as accounts payable payments	6,089	9,499
(Gain) loss on disposal of digital intangible assets	(7,538)	272
Change in fair value of receivables denominated in digital intangible assets	291	1,965
Change in fair value of payables denominated in digital intangible assets	(22)	(217)
Changes in assets and liabilities
Accounts receivable, net	(2,404)	3,646
Digital intangible assets	13,171	32,531
Deferred tax asset	(13,801)	1,478
Other assets	(17,338)	(11,411)
Accounts payables	(585)	2,014
Deferred revenue	(203)	3,436
Deferred tax liability	13,474	(7,462)
Other liabilities.	(15,046)	14,204
Net cash used in operating activities	(36,173)	(8,053)
Cash flow from investing activities:
Purchase of equipment and capitalization of internally developed software costs	(4,927)	(4,939)
Purchase of digital intangible assets for treasury	(22,266)	(124)
Origination of loans receivable	(100,241)	(193,796)
Repayment of loans receivable	119,485	159,079
Net cash used in investing activities	(7,949)	(39,780)
Cash flow from financing activities:
Proceeds from the issuance of common stock upon exercise of options	1,342	358
Payments of withholding taxes on net share settlement of restricted stock units	(3,105)	—
Proceeds from initial public offering, net of issuance costs	173,985	—
Share of earnings attributable to minority interest in joint venture	(315)	(225)
Proceeds from borrowings to support loans	118,779	39,354
Repayment of borrowings	(104,458)	—
Deposits from stablecoin holders, net of redemptions	1,321,336	2,206,613
Payments to non custodial customer assets pending settlement	(26,523)	(4,804)
Payments to settle derivative contracts	(41,202)	—
Fiat currency received as collateral	8,149	581
Fiat currency returned as collateral	(29,842)	(18,471)
Net cash provided by financing activities	1,418,146	2,223,406
Net increase in cash and cash equivalents	1,374,024	2,175,573
Cash and cash equivalents, beginning of period	3,419,802	87,424
Cash and cash equivalents, end of period	4,793,826	2,262,997

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$158,963	$55,586
Cash and cash equivalents segregated for the benefit of stablecoin holders - restricted	4,634,863	2,207,411
Total cash, cash equivalents, and restricted cash	$4,793,826	$2,262,997

Supplemental cash disclosure:
Cash paid for income taxes	$2,181	$5,861
Cash paid for interest	$2,950	$2,989
Supplemental non cash disclosure:
Operating lease liabilities arising from obtaining right of use assets	$812	$580
Digital intangible assets received as collateral	$394,947	$478,877
Digital intangible assets returned as collateral	$174,478	$339,681
Origination of borrowings of digital intangible assets	$456,080	$6,000
Repayment of borrowings of digital intangible assets	$266,486	$5,000
Origination of digital intangible asset loans	$11,751	$9,718
Repayment of digital intangible asset loans	$26,779	$5,000
Digital assets transferred to lenders for collateral for borrowing	$122,241	$33,091

See accompanying notes to condensed consolidated financial statements.

BitGo Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1. Description of Business

BitGo, Inc., a Delaware corporation formed in 2011, became a wholly owned subsidiary of BitGo Holdings, Inc., a Delaware corporation formed in 2017, in connection with a series of reorganization transactions between the two entities. In 2018, BitGo, Inc. became a wholly owned subsidiary of BitGo Holdings, Inc., and its stockholders became stockholders of BitGo Holdings, Inc. BitGo Holdings, Inc. and its wholly owned subsidiaries (collectively, the “Company”) provide various offerings to its clients including multi-signature (“multi-sig”) blockchain wallet solutions allowing for secure storage, trade settlement, staking solutions, and lending of digital assets. The Company also provides professional services to develop smart contracts.

Initial Public Offering — In January 2026, the Company completed its initial public offering (“IPO”), and its Class A common stock began trading on the New York Stock Exchange under the symbol “BTGO” on January 22, 2026. The Company sold 11,026,365 shares of its Class A common stock at $18.00 per share, generating approximately $198.5 million in gross proceeds. The Company granted the underwriters a 30-day option from the date of the IPO to purchase up to 1,770,000 additional shares at an IPO price of $18.00 per share. The underwriters did not exercise this option. Net proceeds to the Company were approximately $174.0 million, after deducting underwriting discounts and other offering expenses.

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

Risks and Uncertainties — The Company is subject to a number of risks similar to those of other early-stage companies, including, but not limited to, a limited operating history; the potential need for additional capital or financing to fund operating losses; competition from alternative offerings and services, both from other early-stage and larger more established companies; protection of proprietary technology; and dependence on key individuals.

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

As a digital asset custodian, the Company is responsible for the safeguarding of customer digital assets. A cybersecurity incident, or a failure to protect the Company’s computer systems, networks, and information, and clients’ information against cybersecurity threats, could result in the theft, loss, unauthorized access to, disclosure, use, or alteration of digital assets. Any such incident or failure could adversely impact the Company’s ability to conduct business and impact the Company’s consolidated financial statements.

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

The Company borrows fiat, stablecoins, and digital assets to support its lending activities. Fiat borrowings are recorded as cash and cash equivalents, stablecoin borrowings as financial assets, and digital assets borrowings as short-term borrowings. These borrowing liabilities are treated as hybrid instruments consisting of a debt-host contract and embedded derivatives.

Collateral pledged in connection with these borrowings contains two components: the borrowing is initially recorded at cost and the bifurcated embedded derivatives associated with digital asset price exposure are subsequently remeasured at fair value. Lenders may require the Company to provide additional collateral if the value of the pledged collateral falls below specified collateralization thresholds. The Company derecognizes the collateral and records a collateral receivable when it no longer controls the underlying assets. Changes in the fair value of the bifurcated embedded derivatives are recognized in the condensed consolidated statement of operations.

Restructuring Charges — Costs associated with the Company’s restructuring plan primarily consist of severance payments, benefits continuation, and other employee separation costs. In general, the Company records involuntary employee-related exit costs when it communicates to employees that they are entitled to receive such benefits and the amount can be reasonably estimated. These costs are recorded in restructuring charges in the condensed consolidated statements of operations. The remaining restructuring liability is included in accrued liabilities in the condensed consolidated balance sheet. See Note 21 — “Restructuring Charges” for further discussion.

Other Current Assets — Other current assets consist primarily of prepaid expenses, prepaid income taxes, collateral on deposit with lenders, collateral from clients related to lending and trading arrangements that are in the financial assets, and assets related to trading business that remain in a settlement position at June 30, 2026. Collateral on deposit with lenders is derecognized when control is surrendered, at which time a corresponding collateral receivable is recognized within other current assets in the Consolidated Balance Sheets.

Digital Intangible Assets as Collateral — As part of its digital asset lending and trading arrangements, the Company may require borrowers and trading clients to provide digital intangible assets or fiat currency as collateral to secure against the risk of default. Digital intangible assets collateral received is generally under the Company’s control upon receipt and is not subject to restrictions. Digital intangible assets received as collateral are measured at fair value at each reporting period, with changes in fair value recognized in net income. Fiat currency received as collateral was classified as other current assets on the Company’s balance sheet as of June 30, 2026. Collateral received in the form of financial assets are recorded in other assets on the Company’s balance sheet as of June 30, 2026.

Other Current Liabilities — Other current liabilities consist primarily of accrued compensation and related benefits, and accrued general and administrative expenses, trading collateral, and liabilities related to trading business that remain in a settlement position at June 30, 2026.

Reclassification — Certain prior period amounts reported in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders' Equity have been reclassified to conform to the current period’s presentation. Individual classes of convertible preferred stock previously presented separately as of December 31, 2025 have been presented on an aggregated basis as “Convertible preferred stock.” This reclassification had no effect on total assets, total liabilities or total stockholders’ equity (deficit). See Note 15 — “Stockholders’ Equity ” for a breakdown of the individual classes of convertible preferred stock as of December 31, 2025.

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

Total revenue consists of digital assets sales revenue, staking revenue, Stablecoin-as-a-Service revenue, and subscription and services revenue on a consolidated basis. The CODM uses these revenue categories, together with the related costs, to evaluate profit and loss. Related costs include digital assets sales cost, staking fees and stablecoin sponsor fees, which are included in the Company’s consolidated results. Significant segment expenses that the CODM reviews and utilizes to manage the Company’s operations are compensation and benefits, legal and professional fees, other expenses and depreciation and amortization at the consolidated level, which are presented in the Company’s consolidated statements of operations. Other segment items included in consolidated net income include other income, and provision for (benefit from) income taxes which are presented in the Company’s consolidated statements of operations.

The table below provides details on reported segment revenue, segment profit or loss, and key segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Total revenue	$4,329,395	$2,410,462	$8,102,968	$4,185,126
Expenses
Digital assets sales cost	4,190,435	2,273,948	7,838,280	3,876,124
Staking fees	60,781	81,810	102,224	209,532
Stablecoin sponsor fees	35,710	15,249	71,047	15,249
Interest expense	5,845	1,252	11,863	2,937
Compensation and benefits	29,528	23,511	70,330	47,828
Legal and professional fees	10,277	11,864	21,996	21,737
Other (1)	10,809	5,612	19,395	11,288
Depreciation and amortization	2,121	875	3,848	1,741
Restructuring charges	1,300	—	1,300	—
Total expenses	4,346,806	2,414,121	8,140,283	4,186,436
Loss from operations	(17,411)	(3,659)	(37,315)	(1,310)
Other income (loss)	(13,291)	57,106	(65,027)	21,762
Income (loss) before income taxes	(30,702)	53,447	(102,342)	20,452
Tax provision for (benefit from) income taxes	(11,677)	15,132	(22,644)	7,871
Net income (loss)	$(19,025)	$38,315	$(79,698)	$12,581
_______________
(1) Other expenses include insurance, marketing, equipment and technology, occupancy and other expenses.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. As of June 30, 2026, and December 31, 2025, cash and cash equivalents consists primarily of investments in U.S. dollar-denominated money market funds, checking, and savings deposits. The Company’s cash balances exceed those that are federally insured.

In accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, the Company determined the fair value hierarchy of its money market fund accounts as Level 1, as the valuation is based on quoted prices in active markets. The fair value of the Company’s money market fund, excluding restricted cash and cash equivalents segregated for the benefit of stablecoin holders, approximated $41.0 million and $49.1 million, as of June 30, 2026, and December 31, 2025, respectively.

Cash and cash equivalents segregated for the benefit of stablecoin holders – restricted — Cash and cash equivalents segregated for the benefit of stablecoin holders represent cash and cash equivalents maintained in segregated bank accounts that are held for the exclusive benefit of stablecoin holders.

The Company segregates assets backing stablecoins issued by BitGo to satisfy its obligations under all applicable regulatory requirements and commercial laws and classifies these assets as current based on their purpose and availability to fulfill its direct obligation to customers. The Company maintains no legal, equitable, financial or other ownership interest over the reserve assets. The reserve assets are maintained on a basis where they are held by the Company for the benefit of stablecoin holders and are restricted as to use for any purpose other than to redeem stablecoin holders’ deposits. As of June 30, 2026, and December 31, 2025, the assets backing stablecoins, included within Cash and cash equivalents segregated for the benefit of stablecoin holders, amounted to $4.6 billion and $3.3 billion, respectively. The Company earns interest on these reserve assets and recognizes revenue on a gross basis, based on the total interest income earned, which is reflected in revenue as Stablecoin-as-a-Service revenue.

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable and loans and digital intangible asset loans. The Company invests its excess cash in low-risk, highly liquid money market funds with major financial institutions. The Company closely monitors the extension of credit to its customers, while maintaining allowances, if necessary, for potential credit losses. On a regular basis, the Company evaluates its accounts receivable and establishes an allowance for credit losses, based on a history of partial write-offs and collections and current credit conditions. Risks related to digital intangible asset and loan receivables, including customer concentration limits, collateral and margin requirements, are monitored on a daily basis.

Significant customers are those that represent more than 10% of the Company’s total revenue, gross accounts receivable, or total loan balance at each balance sheet date. For the three and six months ended June 30, 2026, the Company’s largest customers accounted for 20.7% and 19.9% of total revenue, respectively. For the three and six months ended June 30, 2025, the Company’s largest customers accounted for 20.0% and 12.0% of total revenue, respectively.

As of June 30, 2026 and December 31, 2025, no customers accounted for more than 10% of net accounts receivable.

As of June 30, 2026 and December 31, 2025, two customers accounted for 36.4% and 15.9% and 30.2% and 12.1%, respectively, of total loan receivables.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal–Use Software (Subtopic 350-40), related to accounting for internal–use software costs. The amendments in this ASU improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. This ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective, modified prospective or retrospective adoption. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11—Interim Reporting (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

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

Note 3. Revenue

The following table presents revenue disaggregated by type during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Digital assets sales	$4,197,517	$2,278,163	$7,857,025	$3,883,630
Staking	64,684	90,895	114,085	236,858
Subscriptions and services	27,548	25,395	53,123	48,365
Stablecoin-as-a-Service	38,824	15,655	76,981	15,659
Interest income	822	354	1,754	614
Total revenue	$4,329,395	$2,410,462	$8,102,968	$4,185,126

The following table presents revenue disaggregated by geography, based on the invoice address of the Company’s customers, during the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	$2,609,356	$944,531	$4,556,778	$1,650,321
International (1)	1,720,039	1,465,931	3,546,190	2,534,805
Total revenue	$4,329,395	$2,410,462	$8,102,968	$4,185,126
_______________
(1) For the three months ended June 30, 2026, no individual country accounted for more than 10% of total revenue, except for the Cayman Islands, which accounted for 10.8%. For the six months ended June 30, 2026, no individual country accounted for more than 10% of total revenue, except for the United Kingdom and the Cayman Islands, which accounted for 10.7% and 11.2%, respectively. For the three and six months ended June 30, 2025, no individual country accounted for more than 10% of total revenue, except for the Cayman Islands, which accounted for 29.0% and 24.0%, respectively.

Note 4. Accounts Receivable and Allowance for Credit Losses

The following table presents accounts receivable, net for the periods presented (in thousands).

	As of
	June 30, 2026	December 31, 2025
Accounts receivable	$19,303	$17,734
Allowance for credit losses	(1,946)	(1,960)
Accounts receivable, net	$17,357	$15,774

The following table presents a roll forward of allowance for credit losses for the periods presented (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$1,427	$2,894	$1,960	$2,467
Credit loss expense for the period	748	94	530	802
Bad debt write-offs	(229)	(468)	(544)	(749)
Balance at end of period	$1,946	$2,520	$1,946	$2,520

Note 5. Equipment and Software, Net

Equipment and software as of the periods presented are composed of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Computer equipment and software	$5,467	$5,137
Furniture and office equipment	1,260	1,101
Leasehold improvements	1,122	1,122
Capitalized internally developed software	15,434	10,996
Total Equipment and Software	23,283	18,356
Less accumulated depreciation and amortization	(8,205)	(5,176)
Equipment and Software, net	$15,078	$13,180

Total depreciation and amortization expense was $1.8 million and $3.0 million for the three and six months ended June 30, 2026, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2025, respectively.

Equipment and software by geography as of the periods presented are as follows (in thousands).

	As of
	June 30, 2026	December 31, 2025
United States	$13,379	$11,563
International (1)	1,699	1,617
Equipment and Software, net	$15,078	$13,180
_______________
(1)     No individual country accounted for more than 10% of total equipment and software, net, as of June 30, 2026 and December 31, 2025.

Note 6. Intangible Assets, Net and Goodwill

Acquired intangible assets consist of developed technology and trade name and are amortized on a straight-line basis (in thousands).

	As of
	June 30, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$12,249	$(11,842)	$407	$12,249	$(11,044)	$1,205
Trade name	499	(499)	—	499	(478)	$21
Total	$12,748	$(12,341)	$407	$12,748	$(11,522)	$1,226

Total amortization expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2025, respectively.

The weighted average amortization period remaining for acquired intangible assets was 0.28 years as of June 30, 2026. As of June 30, 2026, the remaining balance of acquired intangible assets of $0.4 million will be fully amortized in October 2026.

Note 7. Digital Intangible Assets

The following table summarizes digital intangible assets (in thousands, except unit data):

	As of
	June 30, 2026
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of June 30, 2026 - fair value	5,207	$304,873	400,797	$29,467	18,859,453	$18,858	$38,147	$391,345
Balance as of June 30, 2026 - cost basis		$345,691		$33,948		$18,546	$59,419	$457,604

	As of
	December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of December 31, 2025 - fair value basis	3,138	$274,508	274,430	$34,161	21,433,477	$21,432	$14,359	$344,460
Balance as of December 31, 2025 - cost basis		$192,662		$34,833		$21,424	$20,256	$269,175

Significant holdings are those digital assets that represent more than 10% of the Company’s digital assets at each balance sheet date. As of June 30, 2026, the Company’s Bitcoin holdings accounted for 77.9% of total digital asset value. As of December 31, 2025, the Company’s Bitcoin holdings accounted for 79.7% of total digital asset value.

The Company accounts for its digital asset inventory using the first-in, first-out (“FIFO”) costing method.

The fair value of digital assets as of June 30, 2026, and December 31, 2025, is classified as Level 1 under ASC 820—Fair Value Measurement (“ASC 820”).

Note 8. Digital Intangible Assets Collateral

Digital intangible assets collateral activity based on fair value and corresponding cost basis for the periods presented is as follows (in thousands, except unit data):

	As of
	June 30, 2026
	Bitcoin (“BTC”)		Solana (“SOL”)		XRP		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of June 30, 2026 - fair value	2,142	$125,405	1,514,787	$111,372	49,325,045	$51,221	$42,267	$330,265
Balance as of June 30, 2026 - cost basis		$177,069		$175,553		$79,452	$47,243	$479,317

	As of
	December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		XRP		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of December 31, 2025 - fair value basis	405	$35,416	1,308,083	$162,830	31,696,528	$58,322	$3,790	$260,358
Balance as of December 31, 2025 - cost basis		$21,835		$185,751		$68,979	$4,879	$281,444

Fair value for digital assets as of June 30, 2026, and December 31, 2025, is classified as Level 1 under ASC 820. As of June 30, 2026, the Company's digital intangible assets collateral included $118.5 million of Bitcoin holdings and $4.2 million of other digital assets that the Company held as trading collateral.

Note 9. Loan Receivables and Digital Intangible Assets Loan Receivables

Loan receivables for the periods presented are as follows (in thousands):

	As of
	June 30, 2026	December 31, 2025
Beginning balance	$176,655	$87,488
Origination of loan receivable	100,241	305,576
Repayment of loan receivable	(119,485)	(216,409)
Ending balance	$157,411	$176,655

All loan receivables are substantially overcollateralized. In the event that the value of the collateral falls below a specific threshold, the Company has the ability to make collateral calls to request that the borrower deposit additional capital. After a prespecified period of time, the Company may call the loan to the borrower and in the event of nonpayment liquidate the collateral as satisfaction of the loan. The Company’s policy is to regularly evaluate its credit exposure to each borrower to determine whether to provide an allowance for loan loss. As of June 30, 2026 and December 31, 2025, no loan receivable are past due, and Company did not record an allowance for credit losses.

Digital intangible assets loan receivables for the periods presented are as follows (in thousands, except unit data):

	As of
	June 30, 2026
	Bitcoin (“BTC”)		Solana (“SOL”)		Other	Total
	Units	$	Units	$	$	$
Balance as of June 30, 2026	—	$—	75,000	$5,514	$4,800	$10,314
Balance as of June 30, 2026 - cost basis		$—		$12,550	$3,196	$15,746

	As of
	December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		Other	Total
	Units	$	Units	$	$	$
Balance as of December 31, 2025	—	$—	165,000	$20,539	$10,235	$30,774
Balance as of December 31, 2025 - cost basis		$—		$36,098	$10,628	$46,726
As of June 30, 2026 and December 31, 2025, all loans outstanding were classified as current.

The Company may require cash or digital asset collateral from its borrowers as security in the event of borrower default. The Company recognizes an obligation to return the cash collateral or digital asset collateral in an amount equal to either the cash or the digital assets received. Total collateral as of June 30, 2026 and December 31, 2025, was $302.5 million and $400.1 million, respectively.

Note 10. Borrowings and Borrowings of Digital Intangible Assets

The Company enters into arrangements with counterparties to borrow financial assets and digital assets to support its lending business. The obligation is fulfilled by returning financial assets or digital assets in accordance with the contractual terms of the borrowing agreements. Borrowings for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$139,679	$50,000	$118,848	$30,000
Origination of borrowings	21,028	38,354	118,779	78,354
Repayment of borrowings	(27,538)	(20,000)	(104,458)	(40,000)
Balance at end of period	$133,169	$68,354	$133,169	$68,354

The weighted average interest rate related to these borrowings of financial assets as of June 30, 2026 and 2025 was 7.2% and 7.6%, respectively. The loan durations range from demand terms to maturities of up to one year.

Borrowings of digital intangible assets for the periods presented are as follows (in thousands, except unit data):

	As of
	June 30, 2026
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of June 30, 2026	4,100	$240,088	350,350	$25,759	13,059,023	$13,038	$26,925	$305,810
Balance as of June 30, 2026 - cost basis		$325,783		$46,280		$13,032	$38,186	$423,281

	As of
	December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of December 31, 2025	1,714	$149,998	394,000	$49,045	19,500,000	$19,468	$15,176	$233,687
Balance as of December 31, 2025 - cost basis		$185,558		$70,741		$19,499	$19,292	$295,090

Certain of the Company’s lending arrangements require the Company to provide collateral in the form of digital assets. As of June 30, 2026 and December 31, 2025, digital assets with a fair value of $107.1 million and $135.4 million, respectively, were held by lenders as collateral under these agreements. This amount is included in other current assets on the Company’s condensed consolidated balance sheet.

The weighted average interest rate related to these borrowings of digital assets as of June 30, 2026 and December 31, 2025 was 4.0% and 5.3%, respectively. The loan durations range from demand terms to maturities of up to one year.

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

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability

	As of June 30, 2026		As of December 31, 2025
	Level 1	Level 2	Level 1	Level 2
Assets
Cash equivalents (1)	$40,972	$—	$49,114	$—
Cash and cash equivalents segregated for the benefit of stablecoin holders - restricted	3,455,974	—	2,814,802	—
Digital intangible assets	391,345	—	344,439	—
Digital intangible assets as collateral	330,265	—	260,358	—
Derivative assets	95	314	—	—
Total assets	$4,218,650	$314	$3,468,713	$—
Liabilities
Embedded derivatives - borrowings of digital intangible assets	$—	$(117,470)	$233,687	$—
Embedded derivatives - obligations to return collateral	—	(165,803)	400,132	—
Derivative liabilities	744	496	—	—
Total liabilities	$744	$(282,777)	$633,819	$—
__________
(1)     Represents money market funds.

The Company has valued all Level 2 assets and liabilities measured at fair value on a recurring basis using quoted market prices as an observable input. This includes prices for underlying crypto assets and, for non-crypto denominated assets and liabilities, prices for similar assets and liabilities in inactive markets.

There were no transfers into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2026 or the year ended December 31, 2025.

Assets Recognized at Fair Value on a Nonrecurring Basis

The Company’s loan receivables are carried at amortized cost, which approximates their fair value. The loan receivables are measured at fair value on a nonrecurring basis and are Level 1 in the fair value hierarchy.

Note 12. Derivatives

The following table shows the gross and net amounts of recognized derivative assets and liabilities at fair value (in thousands):

	As of
	June 30, 2026
	Gross Notional	Assets	Liabilities
Options	$304,660	$409	$349
Futures	$27,921	—	395
Total Return Swap	$3,036	—	496
Total		$409	$1,240

For the three and six months ended June 30, 2026, the Company recognized a net derivatives gain of $1.3 million and $4.2 million, within total revenue in the condensed consolidated statements of operations, respectively. No net derivatives gain was recognized during the three and six months ended June 30, 2025.

As of June 30, 2026, exchange traded derivative contracts are classified as Level 1 and over-the-counter derivative contracts are classified as Level 2 under ASC 820.

Note 13. Leases

Leases—The Company enters into operating leases in the normal course of business primarily for office space. The Company’s leases have remaining terms which expire through 2030. The Company’s leases do not include residual value guarantees or covenants.

The following table presents various components of the lease costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$754	$515	$1,467	$969
Short-term lease and variable lease expense (1)	230	139	437	277
Total lease cost	$984	$654	$1,904	$1,246
_______________
(1) Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of June 30, 2026, are as follows (in thousands):

Amount
2026 (remainder)	$1,310
2027	2,806
2028	1,454
2029	1,243
2030	514
Thereafter	—
Total undiscounted lease payments	7,327
Less: imputed interest	(1,322)
Net lease liabilities	$6,005

Supplemental information related to operating leases was as follows:

	As of
	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	3.0	4.6
Weighted average discount rate of operating lease liabilities	7.6%	8.2%

Note 14. Commitments and Contingencies

Operating Leases

See Note 13 — “Leases” for the discussion about the Company’s lease commitments.

Non-Cancelable Purchase Obligations

In the normal course of business, the Company enters into agreements containing non-cancelable purchase commitments for goods or services with various parties, which include agreements to purchase goods or services that are enforceable and legally binding to the Company. Recognition of purchase obligations occurs when products or services are delivered to the Company, generally within accounts payable, or accrued and other current liabilities. As of June 30, 2026, the Company had a total of $2.2 million in outstanding non-cancelable purchase obligations with a term of 12 months or longer that have not been recognized on its condensed consolidated balance sheets.

Safeguarding of Customer Digital Assets

The Company is obligated to safeguard certain digital assets held on behalf of its customers, which are not recognized on the Company’s condensed consolidated balance sheets. As such, the Company may be liable to its customers for losses arising from the Company’s failure to safeguard those digital assets from loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of June 30, 2026 and December 31, 2025.

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. The Company is not presently a party to any litigation the outcome of which, it believes, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, results of operations, cash flows or financial condition. The Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Defending such proceedings is costly and can impose a significant burden on management and employees. The Company may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. Management believes that any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the Company’s consolidated financial statements.

In September 2022, the Company filed suit against Galaxy Digital Holdings Ltd. (“Galaxy”), alleging that Galaxy breached and wrongfully repudiated the terms of that certain Agreement and Plan of Merger, dated as of May 5, 2021 (the “Merger Agreement”) relating to Galaxy’s proposed $1.2 billion acquisition of the Company. In November 2022, the Company filed an Amended Complaint, which seeks at least $100 million in damages. In June 2023, the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) granted Galaxy’s motion to dismiss the suit, concluding that the financial statements the Company provided to Galaxy did not comply with the requirements of the Merger Agreement, thus providing Galaxy with a valid basis to terminate the Merger Agreement. The Company appealed that ruling and in May 2024 the Delaware Supreme Court reversed the dismissal ruling and remanded the case to the Delaware Court of Chancery, finding that the definition of the financial statements in the Merger Agreement is ambiguous, necessitating consideration of extrinsic evidence. The trial was held from May 18, 2026 to May 22, 2026, and the Company is currently awaiting the Court’s decision.

In June 2026, a purported securities class action was filed in the U.S. District Court for the Eastern District of New York against the Company, and certain of its directors and officers, docketed as Jacques Arsenault v. BitGo Holdings, Inc., et al., Case No. 26-cv-03428. The complaint alleges violations of Sections 11 and 15 of the Securities Act, and Sections 10(b) and 20(a) of the Exchange Act, in connection with the registration statement and prospectus filed in connection with the Company's January 2026 initial public offering, and in connection with statements made during the putative class period of January 22, 2025 through May 13, 2026. The plaintiff seeks, among other relief, unspecified compensatory damages, attorneys' fees, and costs. The deadline for motions for appointment as lead plaintiff was August 7, 2026, and the Company expects the case to proceed following appointment of a lead plaintiff and lead counsel. The Company disputes the claims and intends to vigorously defend against them. The Company is unable to predict the outcome of this matter or estimate a range of reasonably possible loss, and no amounts have been accrued as of the date of this filing. The Company has subsequently received, and expects to receive in the future, similar shareholder claims and demands.

Indemnification of Officers and Directors

In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third-party claims that the Company’s offerings, when used for their intended purposes, infringe the intellectual property rights of such other third parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each claim.

Note 15. Stockholders’ Equity

Convertible Preferred Stock

Immediately prior to the Company’s IPO on January 22, 2026, all convertible preferred shares then outstanding were converted into shares of the Company’s Class A common stock on a one-to-one basis. In connection with the IPO, the Company’s Amended and Restated Certificate of Incorporation became effective, which authorizes the issuance of 200,000,000 shares of undesignated preferred stock with par value of $0.0001 with rights and preferences, including voting rights, designated from time to time by the Company’s board of directors.

As of June 30, 2026, there were no shares of convertible preferred stock issued or outstanding.

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

Class F Common Stock

On September 30, 2025, the Company and Michael Belshe entered into that certain Equity Exchange Right Agreement (the “Exchange Agreement”) pursuant to which Michael Belshe exchanged all of his shares of Class F common stock into Class B common stock. As such, there were no shares of Class F common stock authorized or outstanding as of June 30, 2026 and no Class F common stock outstanding as of December 31, 2025.

In connection with the closing of the Company’s January 2026 IPO, the Company sold 11,026,365 shares of its Class A common stock and certain selling stockholders sold an additional 795,230 shares. Concurrently, all convertible preferred shares then outstanding were converted into shares of the Company’s Class A common stock on a one-to-one basis. In connection with the IPO, the Company’s Amended and Restated Certificate of Incorporation became effective, which authorizes the issuance of up to 3,600,000,000 shares of capital stock, consisting of: (i) 3,400,000,000 shares of Common Stock, $0.0001 par value per share, including (a) 3,000,000,000 shares designated as Class A Common Stock, $0.0001 par value per share, (b) 300,000,000 shares designated as Class B Common Stock, par value $0.0001 per share, and (c) 100,000,000 shares of Blockchain Common Stock, $0.0001 par value per share; and (ii) 200,000,000 shares of Preferred Stock, $0.0001 par value per share.

Blockchain Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorized the issuance of 100,000,000 shares of Blockchain Common Stock, $0.0001 par value per share, with rights and preferences, including without limitation, voting powers, dividend rights, liquidation rights, redemption rights, and conversion rights, designated from time to time by the Board. As of June 30, 2026, there were no shares of blockchain common stock issued and outstanding.

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

As of June 30, 2026, there were 25,015,006 shares of Class A common stock reserved to cover stock-based awards, of which 2,866,702,402 shares were available for future issuance, As of June 30, 2026, no shares of Class B common stock were reserved and 291,144,618 shares were available for future issuance.

Share Repurchase Program

In June 2026, the Board of Directors authorized and approved a share repurchase program, which permits the Company to repurchase up to $50.0 million of its common stock. Repurchases may be made from time-to-time in open market, in privately negotiated transactions or as may otherwise be determined by the Company in its discretion. The share repurchase program has no expiration date, does not obligate the Company to repurchase any specific amount of common stock, and may be suspended, recommenced, or terminated at any time without prior notice. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions, applicable legal requirements and other factors. No shares of the Company’s common stock were repurchased under the share repurchase program during the three months ended June 30, 2026.

Note 16. Stock-Based Compensation

2026 Equity Incentive Plan — In September 2025, the Company’s board of directors approved the 2026 Equity Incentive Plan (“2026 Plan”) as a successor to its Amended & Restated 2018 Stock Incentive Plan (“2018 Plan”), which became effective upon the Company’s IPO. The 2026 Plan provides for the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), restricted stock awards (“RSAs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), and performance and stock bonus awards. Upon adoption, an aggregate of 9,028,124 shares of the Company’s Class A common stock have been reserved for future issuance with (i) an automatic increase on January 1 of each calendar year by 5% of the aggregate number of shares of common stock of all classes issued and outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares as may be determined by the Company’s board of directors prior to January 1 of each year. The share reserve is reduced by the number of shares granted under the 2026 Plan, and increased by the number of shares subject to stock options or other stock awards granted under the 2018 Plan that expire, are forfeited, or are otherwise returned to the 2018 Plan.

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

On September 18, 2019, the Company granted a non-statutory option to Mr. Belshe to acquire 1,500,960 shares of BitGo Class A common stock outside of the Company’s 2018 Plan, as a non-Plan grant (the “Non-Plan Option Grant”). On June 23, 2020, the Non-Plan Option Grant was repriced from an exercise price of $0.97 to an exercise price of $0.18 (the “Repricing”). To effectuate the Repricing, the Company cancelled the Non-Plan Option Grant and regranted it as a Non-Plan Option (the “Non-Plan Repriced Option”), with all terms, other than the exercise price, remaining unchanged, including the vesting schedule. On March 30, 2021, and on April 8, 2022, Mr. Belshe exercised the Non-Plan Repriced Option for 531,590 and 406,510 shares, respectively. The Non-Plan Repriced Option remains outstanding for 562,860 shares.

In connection with the Company’s IPO, the Company registered the shares underlying this award on a Form S-8 for administrative and settlement purposes. As a result, the Non-Plan Repriced Option is treated as granted under the 2018 Plan solely with respect to the registration of the underlying shares.

A summary of the Company’s stock option activity is presented below (in thousands, except per share amounts and terms).

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance - January 1, 2026	9,991	$2.08	7.23	$136,365
Options granted	2,467	$7.49
Options exercised	(1,185)	$1.13
Options canceled/forfeited	(188)	$4.99
Balance - June 30, 2026,	11,085	$3.34	7.28	$26,551
Exercisable - June 30, 2026	6,707	$1.43	6.09	$25,294
Vested and expected to vest - June 30, 2026	11,085	$3.34	7.28	$26,551

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 and 2025 was $4.46 and $3.23, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $10.0 million and $5.5 million, respectively. As of June 30, 2026, unrecognized stock-based compensation expense related to unvested stock options was $15.3 million, which is expected to be recognized over a weighted-average period of 3.14 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value of common stock	$5.91	$5.65	$5.91 - $7.49	$5.36 - $5.65
Expected volatility	51.30%	58.86% - 59.06%	51.30% - 60.03%	57.90% - 59.75%
Expected life (in years)	6.25	6.0 - 6.1	5.6 - 6.4	5.7 - 6.1
Risk-free interest rate	4.29%	4.07% - 4.08%	3.99% - 4.29%	4.04% - 4.09%
Expected dividend yield	—%	—%	—%	—%

Stock-Based Compensation Expense — For the three and six months ended June 30, 2026, stock-based compensation expense related to stock options was $1.4 million and $2.1 million, respectively. For the three and six months ended June 30, 2025, stock-based compensation expense related to stock options was $0.8 million and $1.8 million, respectively.

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

During the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $2.2 million and $12.7 million related to RSUs, respectively, of which $2.1 million and $10.1 million related to RSUs settled in shares, respectively, and $0.1 million and $2.6 million related to RSUs settled in cash during the three and six months ended June 30, 2026, respectively.

As of June 30, 2026, the Company recorded a liability of $82 thousand related to the cash-settled portion of the 2024 RSUs, which is included in other current liabilities in the condensed consolidated balance sheets. In connection with the settlement of RSUs granted to certain employees and officers, the Company withheld 40,343 shares and 206,099 shares during the three and six months ended June 30, 2026, respectively, to satisfy tax obligations.

The weighted-average grant-date fair value of RSUs granted during the six months ended June 30, 2026 was $7.08. No RSUs were granted during the six months ended June 30, 2025. The total fair value of RSUs that vested during the six months ended June 30, 2026 was $8.4 million. No RSUs vested during the six months ended June 30, 2025.

As of June 30, 2026, there was total unrecognized compensation cost of $21.8 million related to RSUs settled in shares, which is expected to be recognized over a weighted-average period of 2.93 years, and $0.8 million related to RSUs settled in cash, which is expected to be recognized over a weighted-average period of 1.83 years.

The following table summarizes unvested RSUs as of June 30, 2026 (in thousands, except per share amount).

	Cash Settled Awards		Share Settled Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, January 1, 2026	306	$5.24	3,234	$6.65
Granted	—	$—	1,359	$7.08
Vested	(151)	$5.22	(988)	$7.05
Cancelled/Forfeited	(44)	$5.27	(333)	$7.42
Unvested, June 30, 2026	111	$5.25	3,272	$7.56

2026 Employee Stock Purchase Plan — In September 2025, the Company’s board of directors approved the 2026 Employee Stock Purchase Plan (“2026 ESPP”), which became effective upon the Company’s IPO. An initial reserve of 2,600,000 shares of Class A common stock has been reserved for future issuance, with (i) an automatic increase to such reserve on January 1 of each calendar year by 1% of the aggregate number of shares of common stock of all classes issued and outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares as may be determined by the Company’s board of directors prior to January 1 of each year. Under the 2026 ESPP, eligible employees may purchase shares of Class A common stock at a purchase price equal to 85% of the fair market value of a share of Class A common stock on either the first or last day of the applicable offering period, whichever is lower. Except for the first and second offering periods, the 2026 ESPP provides for six-month offering periods, each consisting of a single purchase period ending on May 31 and November 30 of each year. The initial purchase period commenced upon the completion of the Company’s IPO on January 22, 2026 and will conclude on August 31, 2026, with employee contributions beginning on February 1, 2026. The second purchase period will commence on September 1, 2026 and conclude on May 31, 2027. As of June 30, 2026, 2,600,000 shares were authorized and available for issuance.

The Company estimates the fair value of purchase rights granted under the 2026 ESPP on the date of grant using the Black-Scholes model with the following assumptions:

Six Months Ended June 30, 2026
Grant date fair value per share	$18.49
Expected volatility	45.80%
Expected life (years)	0.61
Risk-free interest rate	3.6%
Expected dividend yield	—%

For the three and six months ended June 30, 2026, stock-based compensation expense related to the 2026 ESPP was $0.1 million and $0.1 million, respectively. As of June 30, 2026, unrecognized stock-based compensation expense related to the 2026 ESPP was $46 thousand, which is expected to be recognized over a weighted-average period of 0.17 years.

There were no ESPP shares granted or issued during the three months ended June 30, 2026 and June 30, 2025.

Note 17. Net Income (Loss) Per Share

The Company computes earnings per share using the two-class method, which applies to issuers with multiple classes of common stock and participating securities. Under this method, earnings available to common stockholders are allocated between common stock and participating securities based upon their respective rights to receive dividends as if all earnings for the period had been distributed. Prior to the IPO, the outstanding convertible preferred stock was deemed to be participating securities. However, these participating securities were excluded from the computation of net loss per share during periods of net loss because the convertible preferred stockholders had no contractual obligation to participate in losses.

In connection with the IPO, the Company amended its certificate of incorporation to authorize the issuance of Class A common stock and Class B common stock. Other than voting rights, Class A common stock and Class B common stock have identical rights, including liquidation and dividend rights. Accordingly, Class A common stock and Class B common stock share equally in the Company’s net income (loss), and as such have been combined for the purpose of calculating net income (loss) per share.

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of total common stock outstanding. For the three and six months ended June 30, 2026, because the Company was in a loss position, diluted net loss per share is the same as basic net loss per share as the inclusion of the potential common shares outstanding would have been anti-dilutive.

The computation of net income (loss) per share, including the weighted average shares outstanding used in the computation, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(19,025)	$38,315	$(79,698)	$12,581
Less: Net income allocated to participating securities	—	(24,862)		(11,314)
Net income (loss) attributable to common stockholders, basic and diluted	$(19,025)	$13,453	$(79,698)	$1,267
of which:
Net income (loss) attributable to Class A common stock and Class B common stock - basic	$(19,025)	$—	$(79,698)	$—
Net income (loss) attributable to Class A common stock - basic	$—	$10,928	$—	$1,019
Net income (loss) attributable to Class F common stock - basic	$—	$2,525	$—	$248
Net income (loss) attributable to Class A common stock - dilutive	$—	$14,036	$—	$1,082
Net income (loss) attributable to Class F common stock - dilutive	$—	$2,322	$—	$185

Class A common stock and Class B common stock
Weighted average shares used in computing net loss - basic and dilutive	116,341	—	107,422	—
Net loss per share - basic and diluted	$(0.16)	—	$(0.74)	—

Class A common stock

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average shares used in computing net income - basic	—	32,900	—	31,209
Effect of potentially dilutive securities - stock options	—	16,456	—	16,503
Weighted average shares used in computing net income - dilutive	—	49,356	—	47,712
Net income per share - basic	$—	$0.33	$—	$0.03
Net income per share - dilutive	$—	$0.28	$—	$0.02

Class F common stock
Weighted average shares used in computing net income - basic	—	7,601	—	7,601
Effect of potentially dilutive securities - stock options	—	563	—	563
Weighted average shares used in computing net income - dilutive	—	8,164	—	8,164
Net income per share - basic	$—	$0.33	$—	$0.03
Net income per share - dilutive	$—	$0.28	$—	$0.02

Anti-Dilutive Securities

The following securities were excluded from the computation of diluted net income (loss) per share because the impact of including them would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding stock options	1,078	—	298	—
Unvested RSUs	6	—	2	—
ESPP	46	—	33	—

Note 18. Joint Venture

On March 4, 2024, the Company entered into a joint venture agreement with a local bank in South Korea and a third-party investor to form BitGo Korea Inc. (“Korea JV”) in the Republic of Korea. This venture aims to further expand BitGo’s global reach.

The Korea JV is consolidated under the voting interest entity consolidation model as it does not meet the variable interest entity characteristics, and BitGo controls the board with 3 out of 5 directors, making all board decisions subject to majority approval. Consequently, interests held by two other investors are recognized as Non-Controlling Interests.

The total consideration the Company invested is KRW 2,501.7 million ($1.8 million USD), thereby acquiring a majority interest of 53% in the Korea JV. As of June 30, 2026 and December 31, 2025, the carrying amount of the assets was $2.1 million and $2.9 million, respectively, and liabilities of $0.1 million and $0.1 million, respectively, of the condensed consolidated Korea JV. Total earnings attributable to Non-Controlling Interests for the three and six months ended June 30, 2026 and 2025 were immaterial. The Company’s involvement with the Korea JV does not have a significant effect on the Company's financial condition, results of operations or cash flows.

Note 19. Income Taxes

The tax provision for interim periods is determined using an estimated annual effective tax rate, calculated based on six months actual results and forecasted results for the remainder of the year, adjusted for the tax effects of discrete items recognized during the period.

The annualized effective tax rates for the three and six months ended June 30, 2026 were 38.0% and 21.8%, respectively. The effective rates for the three and six months ended June 30, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to the excess tax benefit recognized on settlement of employee share-based awards, research and development credits, and state, local and foreign taxes, partially offset by executive compensation limitations and other non-deductible expenses.

Note 20. Related Party Transactions

For the three and six months ended June 30, 2026, there were $69.4 million and $436.4 million, respectively, of revenue transactions with executive officers and shareholders, of which $68.8 million and $433.5 million, respectively, were digital asset sales and $0.6 million and $2.9 million, respectively, were wallet solutions and staking revenue. Additionally, the Company acquired digital assets from executive officers and shareholders to be resold. For the three and six months ended June 30, 2026, there were $100.4 million and $464.2 million, respectively, of related party digital assets sales costs. As of June 30, 2026, the Company had no borrowings and $0.5 million of accounts receivable outstanding with related parties.

For the three and six months ended June 30, 2025, there were $514.7 million and $609.2 million, respectively, of revenue transactions with executive officers and shareholders, of which $509.5 million and $595.9 million, respectively, were digital asset sales and $5.3 million and $13.2 million, respectively, were wallet solutions and staking revenue. Additionally, the Company acquired digital assets from executive officers and shareholders to be resold. For the three and six months ended June 30, 2025, there were $503.8 million and $594.8 million, respectively, of related party digital assets sales costs. As of December 31, 2025, the Company had $22.9 million in borrowings and $0.5 million of accounts receivable outstanding with related parties.

Note 21. Restructuring Charges

In June 2026, the Company approved a reduction in force as part of its efforts to align the Company’s talent with its strategic priorities and to improve operating efficiency. As a result, during the six months ended June 30, 2026, the Company recorded restructuring charges of $1.3 million, within restructuring charges in the condensed consolidated statements of operations, all of which was related to severance payments and benefits continuation costs. The restructuring plan is substantially complete and the Company does not expect to incur any further material expenses. As of June 30, 2026, the remaining restructuring liability is expected to be paid out in the second half of fiscal 2026.

The following table shows the total amount incurred and accrued related to restructuring charges (in thousands):

Amount
Accrued restructuring costs as of April 1, 2026	$—
Restructuring charges incurred during the period	1,300
Amounts paid during the period	(319)
Accrued restructuring costs as of June 30, 2026	$981

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

Our platform combines self-custody wallet, qualified custody, liquidity and prime, and infrastructure-as-a-service solutions, including stablecoin issuance and management. This unified suite of solutions is designed to meet the operational and regulatory demands of our clients. We supported over 2,200 digital assets as of June 30, 2026, and helped pioneer institutional-grade multi-signature (“multi-sig”) security architecture and cold storage solutions. With a client base that includes digital asset ecosystem companies, financial institutions, technology platforms, corporations and government agencies, as well as high net worth individuals (“HNWIs”), our Number of Clients, who were located across over 100 countries, exceeded 5,800 as of June 30, 2026, and we had approximately $65.2 billion in Assets on Platform (“AoP”) for the three months ended June 30, 2026. Our principal markets are the United States and other major financial centers in North America, Europe, and Asia. See “—Key Business Metrics” for a definition of “Number of Clients” and “Assets on Platform.”

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

We began as a specialized custodian, integrating directly with advanced blockchain technologies, eliminating the need for institutional and retail clients to compromise security for market access. We have continued to innovate in the space having been the first to commercially introduce self-custody wallets. Over time, we have added the BitGo Trust Companies, allowing us to become one of the first custodians purpose-built for digital assets. In 2020, we expanded our platform’s capabilities through the introduction of BitGo Prime which introduced liquidity solutions on top of our custody and wallet layers. Our platform continues to grow. For the three months ended June 30, 2026 we had approximately $65.2 billion in AoP, including $11.9 billion in Assets Staked for the three months ended June 30, 2026. See “—Key Business Metrics” for definitions of “Assets on Platform” and “Assets Staked.”

Financial and Operational Highlights

Certain of our financial and operating results are summarized below:

•The fair value of AoP decreased from $90.3 billion for the three months ended June 30, 2025 to $65.2 billion for the three months ended June 30, 2026.

•Number of Clients increased from 4,621 as of June 30, 2025 to 5,833 as of June 30, 2026.

•The fair value of Assets Staked decreased from $25.6 billion for the three months ended June 30, 2025 to $11.9 billion for the three months ended June 30, 2026.

•Digital asset sales revenue increased from $2,278.2 million for the three months ended June 30, 2025 to $4,197.5 million for the three months ended June 30, 2026.

•Total revenue increased from $2,410.5 million for the three months ended June 30, 2025 to $4,329.4 million for the three months ended June 30, 2026.

•Net income was $38.3 million for the three months ended June 30, 2025, compared to net loss of $19.0 million for the three months ended June 30, 2026.
.
•Adjusted EBITDA decreased from 3.0 million for the three months ended June 30, 2025 to an Adjusted EBITDA loss of $(4.2) million for the three months ended June 30, 2026.

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

Assets on Platform

We define AoP as the median of the daily balances of total assets on our platform over the measured period, where daily balances represent the fair value of both fiat currency and digital assets, whether custodied or non-custodied, held by clients in their accounts on our platform at the end of each day, calculated based on the market price of the applicable assets at the end of such day. We believe that presenting a median of the daily balances of total assets on our platform over a measured period is a more accurate representation than presenting the sum of balances of total assets on our platform at the end of such measured period due, in part, to the volatility of the prices of digital assets, which may change significantly in any given day. AoP demonstrates the scale of balances held across our suite of products and services, as well as the underlying performance of the digital asset economy and corresponding trends in prices of digital assets.

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

Our AoP has fluctuated over time due, in part, to fluctuations in the digital asset economy and corresponding fluctuations in the prices of digital assets. For the three months ended June 30, 2026, our AoP was $65.2 billion, representing a decrease of 27.8% from the three months ended June 30, 2025, primarily driven by declines in digital asset prices.

AoP is influenced by multiple factors, including certain market-dependent factors, and thus can fluctuate based not only on the quantity of assets held on our platform, but also the price of such assets. For example, over the period from the three months ended June 30, 2025 to three months ended June 30, 2026, the digital assets market capitalization fell 38% from a high of $3.4 trillion to $2.1 trillion. In comparison, AoP for the three months ended June 30, 2025 and 2026 were $90.3 billion and $65.2 billion, respectively, representing a 27.8% decrease.

	Three Months Ended June 30,
	2025	2026
	(in millions)
Assets on Platform	$90,274	$65,172

The value of a majority of our AoP has been, and continues to be, concentrated in a few digital assets held by our clients, including Bitcoin, Ethereum, Sui, XRP, and Solana, which constituted 51.5%, 9.4%, 6.3%, 4.7%, and 3.9%, of our AoP as of June 30, 2026, respectively. In addition to digital assets, our AoP includes a negligible amount of fiat currencies. In line with the historical market cap dominance of Bitcoin, Bitcoin has consistently been the largest single digital asset in our AoP. Our mix of digital assets does, however, fluctuate depending on the price performance of individual digital assets as well as the onboarding and offboarding of client accounts.

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

	As of June 30,
	2025	2026
Number of Clients	4,621	5,833

While our Number of Clients was less than 100 prior to January 1, 2017, as of June 30, 2026, our Number of Clients exceeded 5,800. Our Number of Clients has grown at a compound annual growth rate (“CAGR”) of 84.0% over the past two years, through June 30, 2026, which has been predominantly driven by organic growth and the resulting increased utilization of our services rather than through acquisitions.

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

•An API Call, which is a programmatic interaction with our platform using our application program interfaces (“APIs”) (e.g., initiating a transaction, querying wallet balance, or generating an address). Passive or system-generated pings (such as uptime monitoring) are excluded from our definition of “API Call.”

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

We view Number of Users as a key indicator of our scale as it portrays not only the number of institutional clients and HNWIs who have demonstrated an interest in our platform or direct intent to transact with digital assets (which we track through the Number of Clients metric), but also the number of retail users who have conducted at least one meaningful usage of, and meaningful activity with, our platform. Although we generally do not generate incremental revenue solely from an institutional client adding any one additional authorized user, we have observed that the number of users authorized by our institutional clients positively correlates with overall client activity, engagement with our solutions and revenue generated from such client. For example, with respect to institutional clients, there are typically many individuals who are authorized to interact with our platform through a single institutional client account. As of June 30, 2026, the average number of authorized individuals using our platform through a single institutional client was 5.2. By assessing the Number of Users, together with the Number of Clients, we can assess our total platform usage as well as the rate of the general market adoption of digital assets. In addition, because we generate revenue from certain activities by retail users (e.g., when retail users engage in transactional activities on our platform), the “Number of Users” metric provides meaningful insight into the revenue-generating retail activity on our platform.

	As of June 30,
	2025	2026
Number of Users	1,148,542	1,218,863

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

	Three Months Ended June 30,
	2025	2026
	(in millions)
Assets Staked	$25,592	$11,873

Similar to AoP, Assets Staked is influenced by multiple factors, including certain market-dependent factors, and thus can fluctuate based not only on the quantity of assets staked on our platform, but also the price of such assets. In addition, similar to AoP, the value of a majority of our Assets Staked has been, and continues to be, concentrated in a few digital assets held by our clients, namely Sui, Ethereum and Solana, which constituted approximately 33.3%, 33.5%, and 17.0%, of our Assets Staked as of June 30, 2026, respectively.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss), excluding (i) provision for income taxes, (ii) depreciation and amortization, (iii) stock-based compensation expense, (iv) employer payroll taxes on employee stock transactions, (v) net changes in unrealized appreciation (loss) on digital assets, (vi) certain non-recurring charges (which are specified in detail below), and (vii) restructuring charges.

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

The following table provides a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(19,025)	$38,315	$(79,698)	$12,581
Provision for (benefit from) income taxes	(11,677)	15,132	(22,644)	7,871
Depreciation and amortization expense	2,121	875	3,848	1,741
Stock-based compensation expense	3,613	848	14,861	1,798
Employer payroll taxes on employee stock transactions	104	—	391	—
Net change in unrealized appreciation (loss) on digital assets (1)	18,842	(55,846)	72,565	(22,034)
Legal, IPO-related and other costs (2)	559	3,639	3,530	4,907
Restructuring charges	1,300	—	1,300	—
Adjusted EBITDA (3)	(4,163)	2,963	(5,847)	6,864
Total revenue	$4,329,395	$2,410,462	$8,102,968	$4,185,126
Net income (loss) margin	(0.4)%	1.6%	(1.0)%	0.3%
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
(2)    Legal, IPO-related and other costs include (i) litigation costs of $3.2 million and $4.5 million in the three and six months ended June 30, 2025, respectively, and nil and $0.9 million in the three and six months ended June 30, 2026, respectively, associated with our ongoing suit against Galaxy alleging that Galaxy breached and wrongfully repudiated the terms of the Merger Agreement, by terminating Galaxy’s proposed $1.2 billion acquisition of the Company, (ii) legal settlement of nil and $0.1 million in three and six months ended June 30, 2026, respectively (iii) one-time bonus payment of nil and $0.5 million made in the three and six months ended June 30, 2026, in connection with the IPO, (iv) IPO-related expense borne by us of $0.4 million in the three and six months ended June 30, 2025, and nil and $0.3 million in the three and six months ended June 30, 2026, respectively, (v) legal and professional fees borne by us of $0.6 million and $1.8 million in the three and six months ended June 30, 2026, respectively, related to entity wind-down costs and the evaluation of strategic opportunities. See the section titled “Business—Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 14—Commitments and Contingencies in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information relating to our ongoing litigation with Galaxy.
(3)    May not foot due to rounding.

Key Factors Impacting Our Performance

Price and Volatility of Digital Assets

Our core business revolves around providing custody, security, and trading and infrastructure solutions for a range of digital assets. Accordingly, our business correlates to trends in the broader digital assets market, including client sentiment and macroeconomic ongoings.

These factors largely impact price and volatility of digital assets, which underlie the foundation of our business model. Significant price increases or declines in digital assets can substantially influence the value of the assets on our platform, directly impacting our revenue due to our percentage-based fee model. Similarly, high volatility in the digital assets market continues to impact our operations, generating user and investor uncertainty that may potentially lower transaction volumes on our platform and revenue outcomes. In addition, while we support a wide range of digital assets, the digital assets, whether custodied or non-custodied, held by our clients in their accounts on our platform have historically been, and continue to be, concentrated in a small number of distinct digital assets (including Bitcoin, Ethereum, Sui, Solana and XRP). Therefore, declines in demand for such digital assets or in the prices of such digital assets could negatively impact our operating performance and financial condition.

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

Our business has expanded rapidly over time, and our conviction in the strength of the digital assets market is unwavering. The digital assets market has grown over 41% in size over the last five years to reach a total market capitalization of approximately $2.1 trillion as of June 30, 2026, with use cases continuing to expand. We believe that our unified suite of solutions: self-custody wallet, qualified custody, liquidity and prime, and infrastructure-as-a-service, will enable us to offer a variety of products and services to a growing total addressable market. In addition, we support over 2,200 digital assets as of June 30, 2026 and have helped pioneer institutional-grade multi-sig security architecture and cold storage solutions, which we believe provide a strong foundation for success.

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

There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 26, 2026, other than as described in Note 2 — “Summary of Significant Accounting Policies” in our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Subscriptions and services revenue also encompasses our Crypto-as-a-Service offering, which allows clients to issue and manage the issuance of their own digital assets. Subscriptions and services revenue also consists of interest income from loan receivables and fee income from digital intangible assets loan receivables. Interest income generated from our loan receivables is accrued when interest payments become contractually due. Fee income from digital intangible asset loans includes revenue generated from lending digital intangible assets. In some instances, we may charge a fee for loan origination.

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

Expenses

Digital Assets Sales Costs

Digital assets sales costs represent the cost basis of the digital intangible assets transferred corresponding to our digital assets sales revenues.

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

Depreciation and Amortization

Depreciation and amortization expenses consist of depreciation of equipment and software and amortization of acquired intangible assets.

Restructuring Charges

Restructuring charges primarily consist of employee severance and benefits continuation associated with the restructuring plan that we initiated in June 2026. Refer to Note 21 — “Restructuring Charges” of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Other Income

Net Change in Unrealized Appreciation (loss) on Digital Assets

Net change in unrealized appreciation (loss) on digital assets reflects the remeasurement of our owned and controlled digital assets to fair value at each financial reporting date.

Gain (loss) on Disposal of Digital Assets

Gain (loss) on disposal of digital assets represents the net proceeds from the sale of digital assets and assets associated with an asset purchase agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue
Total revenue	$4,329,395	$2,410,462	$8,102,968	$4,185,126
Expenses
Digital assets sales cost	4,190,435	2,273,948	7,838,280	3,876,124
Staking fees	60,781	81,810	102,224	209,532
Stablecoin sponsor fees	35,710	15,249	71,047	15,249
Interest expense	5,845	1,252	11,863	2,937
Compensation and benefits	29,528	23,511	70,330	47,828
General and administrative expenses	21,086	17,476	41,391	33,025
Depreciation and amortization	2,121	875	3,848	1,741
Restructuring charges	1,300	—	1,300	—
Total expenses	4,346,806	2,414,121	8,140,283	4,186,436
Loss from operations	(17,411)	(3,659)	(37,315)	(1,310)
Other income (loss)
Net change in unrealized appreciation (loss) on digital assets	(18,842)	55,846	(72,565)	22,034
Gain (loss) on disposal of digital assets	5,551	1,260	7,538	(272)
Total other income (loss)	(13,291)	57,106	(65,027)	21,762
Income (loss) before income taxes	(30,702)	53,447	(102,342)	20,452
Tax provision for (benefit from) income taxes	(11,677)	15,132	(22,644)	7,871
Net income (loss)	$(19,025)	$38,315	$(79,698)	$12,581

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(as percentage of revenue)
Revenue
Total revenue	100.0%	100.0%	100.0%	100.0%
Expenses
Digital assets sales cost	96.8	94.3	96.7	92.6
Staking fees	1.4	3.4	1.3	5.0
Stablecoin sponsor fees	0.8	0.6	0.9	0.4
Interest expense	0.1	0.1	0.1	0.1
Compensation and benefits	0.7	1.0	0.9	1.1
General and administrative expenses	0.5	0.7	0.5	0.8
Depreciation and amortization	—	—	—	—
Restructuring charges	—	—	—	—
Total expenses (1)	100.4	100.2	100.4	100.0
Loss from operations	(0.4)	(0.2)	(0.5)	—
Other income (loss)
Net change in unrealized appreciation (loss) on digital assets	(0.4)	2.3	(0.9)	0.5
Gain (loss) on disposal of digital assets	0.1	0.1	0.1	—
Total other income (loss)	(0.3)	2.4	(0.8)	0.5
Income (loss) before income taxes	(0.7)	2.2	(1.3)	0.5
Tax provision for (benefit from) income taxes	(0.3)	0.6	(0.3)	0.2
Net income (loss)	(0.4)%	1.6%	(1.0)%	0.3%
_______________
(1)    May not foot due to rounding.

Comparison of the three months ended June 30, 2026 and June 30, 2025

Total Revenue

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Digital assets sales	$4,197,517	$2,278,163	$1,919,354	84.3%
Staking	64,684	90,895	(26,211)	(28.8)%
Subscriptions and services	27,548	25,395	2,153	8.5%
Stablecoin-as-a-Service	38,824	15,655	23,169	148.0%
Interest income	822	354	468	132.2%
Total revenue	$4,329,395	$2,410,462	$1,918,933	79.6%

Digital assets sales revenue

Digital asset sales revenue increased by $1,919.4 million, or 84.3%, for the three months ended June 30, 2026 compared to the same period in the prior year.

The increase was primarily attributable to higher digital asset trading activity resulting from the expansion of trading pairs on the platform, increased activity from existing clients, and an expanding client base. We present digital assets sales revenue on a gross basis (other than the portion of digital assets sales revenue recognized in connection with sales and purchases on our platform of certain stablecoins that are classified as financial assets, which is recognized on a net basis) because of our role as principal for accounting purposes in sales of digital assets, as we control the digital assets prior to transfer to the customer, are primarily responsible for fulfilling the transaction, and have discretion in pricing, including the ability to incorporate spreads relative to market prices. As a result, the significant volume of digital asset transactions on our platform results in significant digital assets sales revenue with corresponding digital assets sales costs. For the three months ended June 30, 2026, digital assets sales costs increased by $1,916.5 million, or 84.3%, over the corresponding period in the prior year.

Staking revenue

Staking revenue decreased by $26.2 million, or 28.8%, for the three months ended June 30, 2026 compared to the same period in the prior year, primarily driven by lower staked digital asset volume on our platform and a decline in digital asset prices. We present staking revenue on a gross basis because of our role as principal for accounting purposes in connection with our clients’ staking activities. As a result, the significant volume of staking activities on our platform results in staking revenue with corresponding staking fees. For the three months ended June 30, 2026, staking fees decreased by $21.0 million, or 25.7%, over the corresponding period in the prior year.

Subscriptions and services revenue

Subscriptions and services revenue increased by $2.2 million, or 8.5%, for the three months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily driven by an increase in our Number of Clients and higher lending activity.

Stablecoin-as-a-Service revenue

Stablecoin-as-a-Service revenue increased by $23.2 million, for the three months ended June 30, 2026 compared to $15.7 million in the same period in the prior year. The increase results from the launch of this new service in March 2025. We earn interest on stablecoin reserve assets and recognize that revenue on a gross basis. We recognize stablecoin sponsor fees, which largely offset the interest revenue. For the three months ended June 30, 2026, stablecoin sponsor fees increased by $20.5 million over the corresponding period in the prior year.

Interest income

Interest income increased by $0.5 million, or 132.2%, for the three months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily attributable to an increase in fiat treasury investments.

Expenses

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Digital assets sales cost	$4,190,435	$2,273,948	$1,916,487	84.3%
Staking fees	60,781	81,810	(21,029)	(25.7)%
Stablecoin sponsor fees	35,710	15,249	20,461	134.2%
Interest expense	5,845	1,252	4,593	366.9%
Compensation and benefits	29,528	23,511	6,017	25.6%
General and administrative expenses	21,086	17,476	3,610	20.7%
Depreciation and amortization	2,121	875	1,246	142.4%
Restructuring charges	$1,300	$—	$1,300	100.0%
Total expenses	$4,346,806	$2,414,121	$1,932,685	80.1%

Digital Assets Sales Costs

Digital assets sales costs increased by $1,916.5 million, or 84.3%, for the three months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily attributable to higher transaction volumes driven by the expansion of trading pairs on the platform, increased activity from existing clients, and growth in the overall client base.

Staking Fees

Staking fees decreased by $21.0 million, or 25.7%, for the three months ended June 30, 2026 compared to the same period in the prior year. The decrease was primarily driven by lower staked digital asset volume on our platform and a decline in digital asset prices.

Stablecoin Sponsor Fees

Stablecoin sponsor fees increased by $20.5 million for the three months ended June 30, 2026 compared to the same period in the prior year. The increase was driven by the launch of this new service in March 2025.

Interest Expense

Interest expense increased by $4.6 million, or 366.9%, for the three months ended June 30, 2026 compared to the same period in the prior year. The increase in interest expense was primarily attributable to higher borrowings and related interest costs incurred to support the expansion of our lending product.

Compensation and Benefits

Compensation and benefits expenses increased by $6.0 million, or 25.6%, for the three months ended June 30, 2026 compared to the same period in the prior year, primarily driven by increased headcount as a result of our continued investments in research and development initiatives and go-to-market teams, as well as higher stock-based compensation expense, primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO.

General and Administrative Expenses

General and administrative expenses increased by $3.6 million, or 20.7%, for the three months ended June 30, 2026 compared to the same period in the prior year. The increase was driven primarily by higher audit and accounting fees, conference and event costs, and dues and subscriptions.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $1.2 million, or 142.4%, for the three months ended June 30, 2026 compared to the same period in the prior year. The increase was driven primarily by depreciation and amortization charges related to intangible assets acquired through the Brassica and HeightZero acquisitions, as well as higher capital expenditures and capitalized development costs incurred.

Restructuring Charges

Restructuring charges of $1.3 million for the three months ended June 30, 2026, consisted of employee severance and termination benefits related to the restructuring plan that we initiated in June 2026.

Other Income (Loss)

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Net change in unrealized appreciation (loss) on digital assets	$(18,842)	$55,846	$(74,688)	(133.7)%
Gain (loss) on disposal of digital assets	5,551	1,260	4,291	340.6%
Total other income (loss)	$(13,291)	$57,106	$(70,397)	(123.3)%

Net Change in Unrealized Appreciation (Loss) on Digital Assets

Net change in unrealized appreciation (loss) on digital assets decreased by $74.7 million, or 133.7%, for the three months ended June 30, 2026 compared to the same period in the prior year. The decrease in net change in unrealized appreciation (loss) of digital assets was primarily driven by decline in digital asset prices.

Gain (Loss) on Disposal of Digital Assets

Gain on disposal of digital assets increased by $4.3 million, or 340.6%, for the three months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily attributable to the sale of treasury digital assets with historical costs that were significantly lower than their fair values at the time of sale, resulting in higher realized gains.

Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Provision for (benefit from) income taxes	$(11,677)	$15,132	$(26,809)	(177.2)%

Provision for (benefit from) income taxes changed by $26.8 million, or 177.2%, for the three months ended June 30, 2026 compared to the same period in the prior year, from a tax expense of $15.1 million to a tax benefit of $11.7 million. The change was primarily due to the loss from operations during the three months ended June 30, 2026, as well as our annualized effective income tax rate of 38.0% for the three months ended June 30, 2026 compared to the effective income tax rate of 21.0% for the three months ended June 30, 2025, primarily due to state, local, and foreign taxes and the benefit recognized upon the settlement of employee stock-based awards, partially offset by the limitations on the deductibility of executive compensation.

Comparison of the six months ended June 30, 2026 and June 30, 2025

Total Revenue

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Digital assets sales	$7,857,025	$3,883,630	$3,973,395	102.3%
Staking	114,085	236,858	(122,773)	(51.8)%
Subscriptions and services	53,123	48,365	4,758	9.8%
Stablecoin-as-a-Service	76,981	15,659	61,322	391.6%
Interest income	1,754	614	1,140	185.7%
Total revenue	$8,102,968	$4,185,126	$3,917,842	93.6%

Digital assets sales revenue

Digital asset sales revenue increased by $3,973.4 million, or 102.3%, for the six months ended June 30, 2026 compared to the same period in the prior year.

The increase was primarily attributable to higher digital asset trading activity resulting from the expansion of trading pairs on the platform, increased activity from existing clients, and an expanding client base. We present digital assets sales revenue on a gross basis (other than the portion of digital assets sales revenue recognized in connection with sales and purchases on our platform of certain stablecoins that are classified as financial assets, which is recognized on a net basis) because of our role as principal for accounting purposes in sales of digital assets, as we control the digital assets prior to transfer to the customer, are primarily responsible for fulfilling the transaction, and have discretion in pricing, including the ability to incorporate spreads relative to market prices. As a result, the significant volume of digital asset transactions on our platform results in significant digital assets sales revenue with corresponding digital assets sales costs. For the six months ended June 30, 2026, digital assets sales costs increased by $3,962.2 million, or 102.2%, over the corresponding period in the prior year.

Staking revenue

Staking revenue decreased by $122.8 million, or 51.8%, for the six months ended June 30, 2026 compared to the same period in the prior year, primarily driven by lower staked digital asset volume on our platform and a decline in digital asset prices. We present staking revenue on a gross basis because of our role as principal for accounting purposes in connection with our clients’ staking activities. As a result, the significant volume of staking activities on our platform results in staking revenue with corresponding staking fees. For the six months ended June 30, 2026, staking fees decreased by $107.3 million, or 51.2%, over the corresponding period in the prior year.

Subscriptions and services revenue

Subscriptions and services revenue increased by $4.8 million, or 9.8%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily driven by an increase in our Number of Clients and higher lending activity.

Stablecoin-as-a-Service revenue

Stablecoin-as-a-Service revenue increased by $61.3 million, for the six months ended June 30, 2026 compared to $15.7 million in the same period in the prior year. The increase results from the launch of this new service in March 2025. We earn interest on stablecoin reserve assets and recognize that revenue on a gross basis. We recognize stablecoin sponsor fees, which largely offset the interest revenue. For the six months ended June 30, 2026, stablecoin sponsor fees increased by $55.8 million over the corresponding period in the prior year.

Interest income

Interest income increased by $1.1 million, or 185.7%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily attributable to an increase in fiat treasury investments.

Expenses

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Digital assets sales cost	$7,838,280	$3,876,124	$3,962,156	102.2%
Staking fees	$102,224	$209,532	$(107,308)	(51.2)%
Stablecoin sponsor fees	$71,047	$15,249	$55,798	365.9%
Interest expense	$11,863	$2,937	$8,926	303.9%
Compensation and benefits	$70,330	$47,828	$22,502	47.0%
General and administrative expenses	$41,391	$33,025	$8,366	25.3%
Depreciation and amortization	$3,848	$1,741	$2,107	121.0%
Restructuring charges	$1,300	$—	$1,300	100.0%
Total expenses	$8,140,283	$4,186,436	$3,953,847	94.4%

Digital Assets Sales Costs

Digital assets sales costs increased by $3,962.2 million, or 102.2%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily attributable to higher transaction volumes driven by the expansion of trading pairs on the platform, increased activity from existing clients, and growth in the overall client base.

Staking Fees

Staking fees decreased by $107.3 million, or 51.2%, for the six months ended June 30, 2026 compared to the same period in the prior year. The decrease was primarily driven by lower staked digital asset volume on our platform and a decline in digital asset prices.

Stablecoin Sponsor Fees

Stablecoin sponsor fees increased by $55.8 million for the six months ended June 30, 2026 compared to the same period in the prior year. The increase was driven by the launch of this new service in March 2025.

Interest Expense

Interest expense increased by $8.9 million, or 303.9%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increase in interest expense was primarily attributable to higher borrowings and related interest costs incurred to support the expansion of our lending product.

Compensation and Benefits

Compensation and benefits expenses increased by $22.5 million, or 47.0%, for the six months ended June 30, 2026 compared to the same period in the prior year, primarily driven by increased headcount as a result of our continued investments in research and development initiatives and go-to-market teams, as well as higher stock-based compensation expense, primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO.

General and Administrative Expenses

General and administrative expenses increased by $8.4 million, or 25.3%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increase was driven primarily by higher audit and accounting fees, legal fees, conference and event costs, and dues and subscriptions.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $2.1 million, or 121.0%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increase was driven primarily by depreciation and amortization charges related to intangible assets acquired through the Brassica and HeightZero acquisitions, as well as higher capital expenditures and capitalized development costs incurred.

Restructuring Charges

Restructuring charges of $1.3 million for the six months ended June 30, 2026, consisted of employee severance and termination benefits related to the restructuring plan that we initiated in June 2026.

Other Income (Loss)

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Net change in unrealized appreciation (loss) on digital assets	$(72,565)	$22,034	$(94,599)	(429.3)%
Gain (loss) on disposal of digital assets	$7,538	$(272)	$7,810	(2871.3)%
Total other income (loss)	$(65,027)	$21,762	$(86,789)	(398.8)%

Net Change in Unrealized Loss on Digital Assets

Net change in unrealized loss on digital assets decreased by $94.6 million, or 429.3%, for the six months ended June 30, 2026 compared to the same period in the prior year. The decrease in net change in unrealized loss of digital assets was primarily driven by decline in digital asset prices.

Gain (Loss) on Disposal of Digital Assets

Gain on disposal of digital assets increased by $7.8 million, or 2871.3%, for the six months ended June 30, 2026 compared to the same period in the prior year. The increase was primarily driven by the sale of treasury digital assets with historical costs that were substantially lower than the proceeds received upon sale, resulting in higher realized gains.

Provision for (Benefit from) Income Taxes

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Provision for (benefit from) income taxes	$(22,644)	$7,871	$(30,515)	(387.7)%

Provision for (benefit from) income taxes changed by $30.5 million, or 387.7%, for the six months ended June 30, 2026 compared to the same period in the prior year, from a tax expense of $7.9 million to a tax benefit of $22.6 million. The change was primarily due to the loss from operations during the six months ended June 30, 2026, as well as our annualized effective income tax rate of 21.8% for the six months ended June 30, 2026 compared to the effective income tax rate of 21.0% for the six months ended June 30, 2025, primarily due to state, local, and foreign taxes and the benefit recognized upon the settlement of employee stock-based awards, partially offset by the limitations on the deductibility of executive compensation,

Liquidity and Capital Resources

Prior to our IPO, we financed our operations primarily through issuances of preferred stock, cash generated from operations, and holdings in our Bitcoin treasury reserve. As of June 30, 2026, our primary sources of liquidity were our cash and cash equivalents of $159.0 million, excluding cash and cash equivalents segregated for the benefit of stablecoin holders - restricted. As of June 30, 2026 our digital assets included both treasury and borrowed Bitcoin. The Company owned Bitcoin treasury held as of June 30, 2026 was 2,523 Bitcoin with a fair value of $147.7 million based on observable market prices, representing approximately 2.4% of our total assets.

In January 2026, we completed our IPO, in which we sold 11,026,365 shares of Class A common stock, resulting in net proceeds of $174.0 million after deducting underwriting discounts and other offering costs.

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

In June 2026, the Board of Directors authorized and approved a share repurchase program, which permits the Company to repurchase up to $50.0 million of its common stock (the “Share Repurchase Program”). Repurchases may be made from time-to-time in open market, in privately negotiated transactions or as may otherwise be determined by the Company in its discretion. The Share Repurchase Program has no expiration date, does not obligate the Company to repurchase any specific amount of common stock, and may be suspended, recommenced, or terminated at any time without prior notice. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions, applicable legal requirements and other factors. No shares of the Company’s common stock were repurchased under the Share Repurchase Program during the three months ended June 30, 2026. As of June 30, 2026, $50.0 million remained available for future repurchases under the Share Repurchase Program.

Our material cash requirements from known contractual and other obligations consist of our obligations under operating leases for office space and contractual obligations for hosting services to support our business operations. See Note 14— “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of our principal contractual commitments.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Net cash used in operating activities was $36.2 million for the six months ended June 30, 2026, primarily driven by net loss generated during the period of $79.7 million, partially offset by non-cash adjustments totaling $66.3 million. These adjustments primarily consisted of fair value changes related to digital assets, stock-based compensation, and depreciation and amortization. Additionally, changes in working capital contributed to operating cash flow, including $13.2 million generated from the sale of digital assets, offset by net cash use of $35.4 million from changes in accounts receivable (net), other assets, accounts payable and other liabilities.

Net cash used in operating activities was $8.1 million for the six months ended June 30, 2025, primarily driven by non-cash adjustments totaling $59.1 million, primarily consisted of fair value changes related to digital assets, stock-based compensation, and depreciation and amortization. These are partially offset by net income generated during the period of $12.6 million. Additionally, changes in working capital contributed to operating cash flow, including $32.5 million generated from the sale of digital assets, offset by net cash use of $8.5 million from changes in accounts receivable (net), other assets, accounts payable and other liabilities.

Investing Activities

Net cash used in investing activities was $7.9 million for the six months ended June 30, 2026. This cash outflow was primarily driven by $19.2 million in net loan originations and repayments, $22.3 million invested in digital assets, and $4.9 million in equipment and software purchases.

Net cash used in investing activities was $39.8 million for the six months ended June 30, 2025. This cash outflow was primarily driven by $34.7 million in net loan originations and repayments, $0.1 million invested in digital assets, and $4.9 million in equipment and software purchases.

Financing Activities

Net cash provided by from financing activities was $1,418.1 million for the six months ended June 30, 2026, primarily driven by net proceeds of $174.0 million from our initial public offering, $1,321.3 million in deposits from stablecoin holders, $14.3 million in proceeds received from borrowings, net of repayment, to support loan originations, and $1.3 million in proceeds from stock option exercises, offset by $26.5 million related to customer activity pending settlement, $21.7 million in net fiat currency received and returned as collaterals, $41.2 million payment to settle derivative contracts, $3.1 million for tax payment related to net settlement of RSUs, and $0.3 million attributable to minority interest in a joint venture.

Net cash provided by financing activities was $2,223.4 million for the six months ended June 30, 2025, primarily driven by $2,206.6 million in deposits from stablecoin holders, $39.4 million in proceeds received from borrowings to support loan originations, and $0.4 million in proceeds from stock option exercises, offset by $17.9 million from fiat currency returned as collateral, $4.8 million of customer activity pending settlement, and $0.2 million attributable to minority interest in a joint venture.

Recent Accounting Pronouncements

Refer to Note 2 — “Summary of Significant Accounting Policies” of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a full description of recent accounting pronouncements.

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

Interest Rate Risk

Prevailing short-term interest rates have a significant impact on our profitability, as a portion of our revenue and net income is generated from interest earned on client funds held in segregated accounts, as well as on the Company’s corporate cash and cash equivalents. Higher interest rates typically increase the interest income earned. The Company also generates interest income through its lending products, with the rates charged being influenced by the broader short-term interest rate environment. While rising rates can enhance lending-related income, they may also increase borrowing costs, potentially limiting our access to capital on favorable terms. Conversely, declining interest rates may reduce both interest income and lending fees, which could adversely affect the Company’s profitability. A hypothetical 100 basis points increase or decrease in interest rates during the three and six months ended June 30, 2026 and June 30, 2025 would not have had a material effect on our financial results.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, which is also the functional currency of our foreign subsidiaries. Substantially all of our revenue is currently denominated in U.S. dollars, with only an insignificant amount generated from international sales in foreign currencies. Accordingly, our revenue is not presently subject to significant foreign currency exchange risk, however, this exposure may increase as our international operations expand. Our operating expenses are denominated in the currencies of the countries in which we operate. As a result, our primary exposure to foreign currency risk arises from transactions denominated in Euros, British Pounds, Korean Won, and Singapore Dollars. As a result, our consolidated results of operations and cash flows are subject to fluctuations resulting from changes in foreign currency exchange rates and may be adversely affected by future changes in such rates. We may use derivative instruments or other financial tools to manage foreign currency exposure. No such instruments were outstanding or entered into during the three and six months ended June 30, 2026 and June 30, 2025. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have a material impact on our operating results.

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

As part of our treasury strategy, we also hold digital assets, primarily Bitcoin, as long-term investments. These assets are presented at fair value at each reporting date, with changes in fair value recognized in net income. Digital asset prices have been historically volatile. A hypothetical 50.0% increase or decrease in the fair value of our Bitcoin holdings would have resulted in an impact on net income of approximately $73.9 million and $157.4 million for the three and six months ended June 30, 2026, respectively, and $126.8 million and $225.1 million for the three and six months ended June 30, 2025, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level due to material weaknesses in internal control over financial reporting as described below.

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

While management has taken certain remedial actions with respect to the identified material weaknesses, the identified material weaknesses remain unremediated. Management has developed a plan to remediate the material weaknesses identified, and we expect the implementation of such plan to continue to take place in 2026, and to include the following measures:

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

•    continuing to enhance manual review controls, as necessary, over key inputs and/or outputs from our applications that support our financial reporting processes; and

•    implement controls to assess whether accounting for new or changed revenue streams is consistent with GAAP.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required to be set forth under this Item 1 is incorporated by reference to Note 14 — Commitments and Contingencies — Litigation in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Such disclosures reflect our beliefs and opinions as to factors that could materially affect our business, financial condition or future results. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2025 may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

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

(c) Issuer Purchases of Equity Securities

In June 2026, the Board of Directors authorized and approved a share repurchase program, which permits the Company to repurchase up to $50.0 million of its common stock. Repurchases may be made from time-to-time in open market, in privately negotiated transactions or as may otherwise be determined by the Company in its discretion. The Share Repurchase Program has no expiration date, does not obligate the Company to repurchase any specific amount of common stock, and may be suspended, recommenced, or terminated at any time without prior notice. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions, applicable legal requirements and other factors. No shares of the Company’s common stock were repurchased under the Share Repurchase Program during the three months ended June 30, 2026. As of June 30, 2026, $50.0 million remained available for future repurchases under the Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

For the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K promulgated under the Securities Act.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

BitGo Holdings, Inc.

Date:	August 12, 2026	By:	/s/ Michael A. Belshe
Michael A. Belshe, Chief Executive Officer, Chief Technology Officer, President, and Director

Date:	August 12, 2026	By:	/s/ Edward Reginelli
Edward Reginelli, Chief Financial Officer