Form 10-Q
period 2026-09-30
BITGO HOLDINGS, INC.
filed 2026-11-09
CIK 1740604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
On November 4, 2026, the registrant had 111,563,509 shares of Class A common stock and 8,855,382 shares of Class B common stock outstanding.

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
•the anticipated benefits of our acquisition of NYDIG IF Holdings LLC and our ability to successfully integrate the acquired business;
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

We have based these forward-looking statements largely on our management’s current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, and short-term and long-term business operations and objectives. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BitGo Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	As of
	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$143,154	$106,275
Cash and cash equivalents segregated for the benefit of stablecoin holders - restricted	4,416,647	3,313,527
Accounts receivable, net of allowance for credit losses	17,663	15,774
Loan receivables, at amortized cost	180,781	176,655
Digital intangible assets loan receivables	9,808	30,774
Digital intangible assets, at fair value	470,030	344,439
Digital intangible assets collateral, at fair value	312,933	260,358
Deferred tax assets	20,929	7,130
Other current assets	321,836	272,270
Total current assets	5,893,781	4,527,202
Equipment and software, net	15,226	13,180
Operating lease right-of-use assets	11,727	6,346
Intangible assets, net	11,949	1,226
Goodwill	43,715	—
Other non-current assets	1,297	713
Total assets	$5,977,695	$4,548,667
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,966	$9,955
Deferred revenue, current	3,234	4,710
Deposits from stablecoin holders	4,416,647	3,313,527
Borrowings	187,978	118,848
Borrowings of digital intangible assets	198,952	233,687
Obligations to return collateral	448,223	400,132
Deferred tax liability, current	23,963	7,674
Operating lease liabilities, current	3,480	2,483
Other current liabilities	187,508	135,125
Total current liabilities	5,477,951	4,226,141
Operating lease liabilities, non-current	8,893	3,978
Other non-current liabilities	3,500	—
Total liabilities	5,490,344	4,230,119
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock A, $0.0001 par value - 3,000,000,000 and 139,950,076 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 111,063,784 and 33,822,318 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	11	3
Common stock B, $0.0001 par value - 300,000,000 and 140,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 8,855,382 and 8,855,382 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Convertible preferred stock, $0.0001 par value - 200,000,000 and 68,965,833 shares authorized as of September 30, 2026 and December 31, 2025, respectively; nil and 60,778,788 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	222,480
Non-controlling interest	1,389	1,953
Additional paid-in capital	459,459	32,006
Retained earnings	26,491	62,105
Total stockholders’ equity	487,351	318,548
Total liabilities and stockholders’ equity	$5,977,695	$4,548,667

See accompanying notes to condensed consolidated financial statements.

BitGo Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Total revenue	$2,851,864	$5,810,456	$10,954,832	$9,995,582
Expenses
Digital assets sales cost	2,715,832	5,650,715	10,554,112	9,526,839
Staking fees	64,194	81,106	166,418	290,638
Stablecoin sponsor fees	34,490	23,628	105,537	38,877
Interest expense	5,497	2,738	17,360	5,675
Compensation and benefits	28,892	28,416	99,222	76,244
General and administrative expenses	19,434	18,963	60,825	51,988
Depreciation and amortization	2,761	1,008	6,609	2,749
Restructuring charges	—	—	1,300	—
Total expenses	2,871,100	5,806,574	11,011,383	9,993,010
Income (loss) from operations	(19,236)	3,882	(56,551)	2,572
Other income
Net change in unrealized appreciation (loss) on digital assets	71,498	19,135	(1,067)	41,169
Gain (loss) on disposal of digital assets	7,365	5,804	14,903	5,532
Total other income	78,863	24,939	13,836	46,701
Income (loss) before income taxes	59,627	28,821	(42,715)	49,273
Tax provision for (benefit from) income taxes	15,543	6,149	(7,101)	14,020
Net income (loss)	$44,084	$22,672	$(35,614)	$35,253

Net income (loss) attributable to common stockholders, of which:	$44,084	$7,125	$(35,614)	$8,104
Basic - Class A common stock and Class B common stock	$44,084	$—	$(35,614)	$—
Basic - Class A common stock	$—	$5,776	$—	$6,475
Basic - Class B common stock	$—	$17	$—	$7
Basic - Class F common stock	$—	$1,332	$—	$1,622
Diluted - Class A common stock and Class B common stock	$44,084	$—	$(35,614)	$—
Diluted - Class A common stock	$—	$7,495	$—	$8,731
Diluted - Class B common stock	$—	$14	$—	$6
Diluted - Class F common stock	$—	$1,220	$—	$1,465

Net income (loss) per share:
Basic - Class A common stock and Class B common stock	$0.38	$—	$(0.32)	$—
Basic - Class A common stock	$—	$0.18	$—	$0.21
Basic - Class B common stock	$—	$0.18	$—	$0.21
Basic - Class F common stock	$—	$0.18	$—	$0.21
Diluted - Class A common stock and Class B common stock	$0.36	$—	$(0.32)	$—
Diluted - Class A common stock	$—	$0.15	$—	$0.18
Diluted - Class B common stock	$—	$0.15	$—	$0.18
Diluted - Class F common stock	$—	$0.15	$—	$0.18

Weighted-average shares used in computing net income (loss) per share:
Basic - Class A common stock and Class B common stock	117,427	—	111,041	—
Basic - Class A common stock	—	32,605	—	30,233
Basic - Class B common stock	—	96	—	32
Basic - Class F common stock	—	7,518	—	7,573
Diluted - Class A common stock and Class B common stock	122,552	—	111,041	—
Diluted - Class A common stock	—	49,628	—	48,503
Diluted - Class B common stock	—	96	—	32
Diluted - Class F common stock	—	8,081	—	8,136
See accompanying notes to condensed consolidated financial statements.

BitGo Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in thousands, except share data)

	Three Months Ended September 30, 2026
	Common Stock Class A		Common Stock Class B
	Share	Amount	Share	Amount	Non-Controlling Interest	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' equity
Balance at July 1, 2026	108,219,469	$10	8,855,382	$1	$1,638	$439,003	$(17,593)	$423,059
Issuance of common stock upon exercise of stock options	238,564	—	—	—	—	441	—	441
Issuance of common stock upon release of restricted stock units, net of shares withheld for taxes	389,352	—	—	—	—	(530)	—	(530)
Issuance of common stock under employee stock purchase plan	52,881	—	—	—	—	320	—	320
Issuance of common stock in connection with acquisition	5,933,577	1	—	—	—	42,484	—	42,485
Repurchase and retirement of common stock	(3,770,059)	—	—	—	—	(24,945)	—	(24,945)
Stock-based compensation expense	—	—	—	—	—	2,686	—	2,686
Non-controlling interest	—	—	—	—	(249)	—	—	(249)
Net income (loss)	—	—	—	—	—	—	44,084	44,084
Balance at September 30, 2026	111,063,784	$11	8,855,382	$1	$1,389	$459,459	$26,491	$487,351

	Three Months Ended September 30, 2025
	Common Stock Class A		Common Stock Class B		Common Stock Class F		Convertible Preferred Stock
	Share	Amount	Share	Amount	Share	Amount	Share	Amount	Non-Controlling Interest	Additional Paid-In Capital	Retained Earnings	Total Stockholders' equity
Balance at July 1, 2025	33,215,415	$3	—	$—	7,600,717	$1	60,806,143	$222,540	$2,204	$29,167	$89,468	$343,383
Issuance of common stock upon exercise of stock options	1,697,299	—	—	—	—	—	—	—	—	889	—	889
Issuance of common stock in connection with conversion of convertible shares	(1,227,310)	—	8,855,382	1	(7,600,717)	(1)	(27,355)	(60)	—	60	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	823	—	823
Non-controlling interest	—	—	—	—	—	—	—	—	(76)	—	—	(76)
Net income	—	—	—	—	—	—	—	—	—	—	22,672	22,672
Balance at September 30, 2025	33,685,404	$3	8,855,382	$1	—	$—	60,778,788	$222,480	$2,128	$30,939	$112,140	$367,691

See accompanying notes to condensed consolidated financial statements.

BitGo Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited, in thousands, except share data)

	Nine Months Ended September 30, 2026
	Common Stock Class A		Common Stock Class B		Convertible Preferred Stock
	Share	Amount	Share	Amount	Share	Amount	Non-Controlling Interest	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' equity
Balance at January 1, 2026	33,822,318	$3	8,855,382	$1	60,778,788	$222,480	$1,953	$32,006	$62,105	$318,548
Issuance of common stock upon exercise of stock options	1,423,421	—	—	—	—	—	—	1,783	—	1,783
Conversion of preferred stock to common stock upon initial public offering	60,778,788	6			(60,778,788)	(222,480)		222,474		—
Issuance of common stock upon initial public offering, net of underwriting discounts and offering costs	11,026,365	1						173,984		173,985
Issuance of common stock upon release of restricted stock units, net of shares withheld for taxes	1,796,493	—	—	—	—	—	—	(3,635)	—	(3,635)
Issuance of common stock under employee stock purchase plan	52,881	—	—	—	—	—	—	320	—	320
Issuance of common stock in connection with acquisition	5,933,577	1	—	—	—	—	—	42,484	—	42,485
Repurchase and retirement of common stock	(3,770,059)	—	—	—	—	—	—	(24,945)	—	(24,945)
Stock-based compensation expense	—	—	—	—	—	—	—	14,988	—	14,988
Non-controlling interest	—	—	—	—	—	—	(564)	—	—	(564)
Net income (loss)	—	—	—	—	—	—	—	—	(35,614)	(35,614)
Balance at September 30, 2026	111,063,784	$11	8,855,382	$1	—	$—	$1,389	$459,459	$26,491	$487,351

	Nine Months Ended September 30, 2025
	Common Stock Class A		Common Stock Class B		Common Stock Class F		Convertible Preferred Stock
	Share	Amount	Share	Amount	Share	Amount	Share	Amount	Non-Controlling Interest	Additional Paid-In Capital	Retained Earnings	Total Stockholders' equity
Balance at January 1, 2025	32,419,520	$3	—	$—	7,600,717	$1	60,806,143	$222,540	$2,429	$27,011	$76,887	$328,871
Issuance of common stock upon exercise of stock options	2,493,194	—	—	—	—	—	—	—	—	1,247	—	1,247
Issuance of common stock in connection with conversion of convertible shares	(1,227,310)	—	8,855,382	1	(7,600,717)	(1)	(27,355)	(60)	—	60	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	2,621	—	2,621
Non-controlling interest	—	—	—	—	—	—	—	—	(301)	—	—	(301)
Net income	—	—	—	—	—	—	—	—	—	—	35,253	35,253
Balance at September 30, 2025	33,685,404	$3	8,855,382	$1	—	$—	60,778,788	$222,480	$2,128	$30,939	$112,140	$367,691

See accompanying notes to condensed consolidated financial statements.

BitGo Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net income (loss)	$(35,614)	$35,253
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	17,623	2,621
Depreciation and amortization	6,609	2,749
Provision for credit losses	357	1,829
Digital asset fair value adjustment	1,562	(40,070)
Digital intangible assets received as revenue payments	(29,136)	(86,160)
Digital intangible assets used as accounts payable payments	11,376	11,464
(Gain) loss on disposal of digital intangible assets	(14,903)	(4,918)
Change in fair value of receivables denominated in digital intangible assets	(528)	(594)
Change in fair value of payables denominated in digital intangible assets	34	(241)
Changes in assets and liabilities
Accounts receivable, net	(2,246)	959
Digital intangible assets	25,809	63,760
Deferred tax asset	(13,799)	1,478
Other assets	(14,930)	2,131
Accounts payables	(1,989)	4,663
Deferred revenue	(1,476)	6,234
Deferred tax liability	13,474	(7,462)
Other liabilities	(16,885)	9,929
Net cash provided by (used in) operating activities	(54,662)	3,625
Cash flow from investing activities:
Purchases of equipment and capitalization of internally developed software costs	(7,178)	(7,021)
Purchases of digital intangible assets for treasury	(25,301)	(248)
Origination of loans receivable	(154,351)	(281,933)
Repayment of loans receivable	150,225	206,162
Business combination, net of cash acquired	(10,051)	—
Net cash used in investing activities	(46,656)	(83,040)
Cash flow from financing activities:
Proceeds from the issuance of common stock upon exercise of options	1,783	1,247
Payments of withholding taxes on net share settlement of restricted stock units	(3,635)	—
Proceeds from initial public offering, net of issuance costs	173,985	—
Proceeds from issuance of common stock from employee stock purchase plan	320	—
Repurchase and retirement of common stock	(24,699)	—
Share of earnings attributable to non-controlling interest in joint venture	(564)	(301)
Proceeds from borrowings to support loans	182,702	255,791
Repayments of borrowings	(113,572)	(179,576)
Deposit from stablecoin holders, net of redemptions	1,103,120	2,688,435
Proceeds from (payments to) non custodial customer assets pending settlement	(49,439)	4,023
Payment to settle derivative contracts	(24,818)	—
Fiat currency received as collateral	8,112	17,634
Fiat currency returned as collateral	(11,978)	(29,372)
Net cash provided by financing activities	1,241,317	2,757,881
Net increase in cash and cash equivalents	1,139,999	2,678,466
Cash and cash equivalents, beginning of period	3,419,802	87,424
Cash and cash equivalents, end of period	$4,559,801	$2,765,890

Reconciliation of cash, cash equivalents, and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$143,154	$77,455

Cash and cash equivalents segregated for the benefit of stablecoin holders - restricted	4,416,647	2,688,435
Total cash, cash equivalents, and restricted cash	$4,559,801	$2,765,890

Supplemental cash disclosure:
Cash paid for income taxes	$2,186	$10,762
Cash paid for interest	$4,352	$5,756
Supplemental non cash disclosure:
Operating lease liabilities arising from obtaining right of use assets	$7,000	$3,165
Issuance of common stock in connection with acquisition	$42,484	$—
Digital intangible assets received as collateral	$806,695	$759,595
Digital intangible assets returned as collateral	$666,543	$560,011
Origination of borrowings of digital intangible assets	$654,237	$250,541
Repayment of borrowings of digital intangible assets	$616,908	$31,069
Origination of digital intangible asset loans	$20,022	$52,058
Repayment of digital intangible asset loans	$37,443	$19,061
Digital assets transferred to lenders for collateral for borrowing	$125,524	$89,837
Fair value of assets acquired	$455,100	$—
Fair value of liabilities assumed	$441,123	$—
Fair value of contingent consideration liability	$3,500	$—
Deferred consideration payment	$1,000	$—

See accompanying notes to condensed consolidated financial statements.

BitGo Holdings, Inc.
Notes to Condensed Consolidated Financial Statements

Note 1. Description of Business

BitGo, Inc., a Delaware corporation formed in 2011, became a wholly owned subsidiary of BitGo Holdings, Inc., a Delaware corporation formed in 2017, in connection with a series of reorganization transactions between the two entities. In 2018, BitGo, Inc. became a wholly owned subsidiary of BitGo Holdings, Inc., and its stockholders became stockholders of BitGo Holdings, Inc. BitGo Holdings, Inc. and its wholly owned subsidiaries (collectively, “BitGo” or the “Company”) provide various offerings to its clients including multi-signature (“multi-sig”) blockchain wallet solutions allowing for secure storage, trade settlement, staking solutions, and lending of digital assets. The Company also provides professional services to develop smart contracts.

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

The condensed consolidated financial statements include the accounts of the Company, its subsidiaries, and entities consolidated under the voting interest model, after elimination of all intercompany accounts and transactions. In connection with the acquisition of NYDIG IHC LLC’s derivatives, lending, and asset management business, the Company provides asset management services to certain funds through NYDIG Asset Management, LLC. The funds managed by NYDIG Asset Management, LLC, which the Company subsequently renamed to BitGo Asset Management, LLC, are not consolidated in the Company’s condensed consolidated financial statements, as the Company does not have a controlling financial interest in the funds. The condensed consolidated financial statements reflect all adjustments and reclassifications that, in the opinion of management, are necessary for the fair presentation of the Company’s results of operations and financial condition as of and for the periods presented. The results for the interim periods are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.

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

The Company borrows fiat, stablecoins, and digital assets to support its lending activities, which are short-term in nature. Fiat borrowings are recorded as cash and cash equivalents, stablecoin borrowings as financial assets, and digital assets borrowings as digital intangible assets. The stablecoin and digital intangible asset borrowings are treated as hybrid instruments consisting of a debt-host contract and an embedded derivative.

The stablecoin and digital intangible asset borrowings are initially recorded at cost and the bifurcated embedded derivative associated with digital asset price exposure are subsequently remeasured at fair value. Changes in the fair value and the bifurcated embedded derivatives are recognized in net change in unrealized appreciation (loss) on digital assets in the condensed consolidated statement of operations. The Company derecognizes the collateral pledged in connection with these borrowings and records a collateral receivable when it no longer controls the underlying assets. Collateral receivable in the form of digital assets is measured at fair value at each reporting date and changes in the fair value are recognized in net change in unrealized appreciation (loss) on digital assets in the condensed consolidated statement of operations. Lenders may require the Company to provide additional collateral if the value of the pledged collateral falls below specified collateralization thresholds.

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

Other Current Assets — Other current assets consist primarily of prepaid expenses, prepaid income taxes, collateral on deposit with lenders, collateral from clients related to lending and trading arrangements that are in the financial assets, and assets related to trading business that remain in a settlement position at September 30, 2026. Collateral on deposit with lenders is derecognized when control is surrendered, at which time a corresponding collateral receivable is recognized within other current assets in the Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, collateral receivable for collateral on deposit with lenders amounted to $151.6 million and $139.5 million, respectively.

Digital Intangible Assets as Collateral — As part of its digital asset lending and trading arrangements, the Company may require borrowers and trading clients to provide digital intangible assets or fiat currency as collateral to secure against the risk of default. Digital intangible assets collateral received is generally under the Company’s control upon receipt and is not subject to restrictions. Digital intangible assets received as collateral are measured at fair value at each reporting period, with changes in fair value recognized in net income. Fiat currency received as collateral was classified as other current assets on the Company’s condensed consolidated balance sheets. Collateral received in the form of financial assets is recorded in other assets on the Company’s condensed consolidated balance sheets.

Other Current Liabilities — Other current liabilities consist primarily of accrued compensation and related benefits, and accrued general and administrative expenses, trading collateral, and liabilities related to trading business that remain in a settlement position.

Goodwill — Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually during the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of a reporting unit, including goodwill, may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure.

In testing for goodwill impairment, the Company first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. These qualitative factors assessed may include the following: (i) significant changes in the manner of our use of the assets or the strategy of our overall business, (ii) certain restructuring initiatives, (iii) significant negative industry or economic trends and (iv) significant decline in our share price for a sustained period. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if we conclude otherwise, we proceed to the quantitative assessment.

When impairment indicators are identified, the Company compares each reporting unit’s fair value to its carrying amount, including goodwill. An impairment loss is recognized as the difference, if any, between each reporting unit’s carrying amount and its fair value to the extent the difference does not exceed the total amount of goodwill allocated to the reporting unit.

Reclassification — Certain prior period amounts reported in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Stockholders' Equity have been reclassified to conform to the current period’s presentation. Individual classes of convertible preferred stock previously presented separately as of December 31, 2025 have been presented on an aggregated basis as “Convertible preferred stock.” This reclassification had no effect on total assets, total liabilities or total stockholders’ equity (deficit). See Note 16 — “Stockholders’ Equity” for a breakdown of the individual classes of convertible preferred stock as of December 31, 2025.

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

The table below provides details on reported segment revenue, segment profit or loss, and key segment expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Total revenue	$2,851,864	$5,810,456	$10,954,832	$9,995,582
Expenses
Digital assets sales cost	2,715,832	5,650,715	10,554,112	9,526,839
Staking fees	64,194	81,106	166,418	290,638
Stablecoin sponsor fees	34,490	23,628	105,537	38,877
Interest expense	5,497	2,738	17,360	5,675
Compensation and benefits	28,892	28,416	99,222	76,244
Legal and professional fees	10,286	10,460	32,282	32,197
Other (1)	9,148	8,503	28,543	19,791
Depreciation and amortization	2,761	1,008	6,609	2,749
Restructuring charges	—	—	1,300	—
Total expenses	2,871,100	5,806,574	11,011,383	9,993,010
Income (loss) from operations	(19,236)	3,882	(56,551)	2,572
Net change in unrealized appreciation (loss) on digital assets	71,498	19,135	(1,067)	41,169
Gain on disposal of digital assets	7,365	5,804	14,903	5,532
Other income	78,863	24,939	13,836	46,701
Income (loss) before income taxes	59,627	28,821	(42,715)	49,273
Tax provision for (benefit from) income taxes	15,543	6,149	(7,101)	14,020
Net income (loss)	$44,084	$22,672	$(35,614)	$35,253
_______________
(1) Other expenses include insurance, marketing, equipment and technology, occupancy and other expenses.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash and cash equivalents. As of September 30, 2026 and December 31, 2025, cash and cash equivalents consists primarily of investments in U.S. dollar-denominated money market funds, checking, and savings deposits. The Company’s cash balances exceed those that are federally insured.

In accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, the Company determined the fair value hierarchy of its money market fund accounts as Level 1, as the valuation is based on quoted prices in active markets. The fair value of the Company’s money market fund, excluding restricted cash and cash equivalents segregated for the benefit of stablecoin holders, approximated $21.3 million and $49.1 million, as of September 30, 2026 and December 31, 2025, respectively.

Cash and cash equivalents segregated for the benefit of stablecoin holders – restricted — Cash and cash equivalents segregated for the benefit of stablecoin holders represent cash and cash equivalents maintained in segregated bank accounts that are held for the exclusive benefit of stablecoin holders.

The Company segregates assets backing stablecoins issued by BitGo to satisfy its obligations under all applicable regulatory requirements and commercial laws and classifies these assets as current based on their purpose and availability to fulfill its direct obligation to customers. The Company maintains no legal, equitable, financial or other ownership interest over the reserve assets. The reserve assets are maintained on a basis where they are held by the Company for the benefit of stablecoin holders and are restricted as to use for any purpose other than to redeem stablecoin holders’ deposits. As of September 30, 2026 and December 31, 2025, the assets backing stablecoins, included within Cash and cash equivalents segregated for the benefit of stablecoin holders, amounted to $4.4 billion and $3.3 billion, respectively. The Company earns interest on these reserve assets and recognizes revenue on a gross basis, based on the total interest income earned, which is reflected in revenue as Stablecoin-as-a-Service revenue.

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

Significant customers are those that represent more than 10% of the Company’s total revenue, gross accounts receivable, or total loan balance at each balance sheet date. For the three and nine months ended September 30, 2026, the Company’s largest customer accounted for 11.3% and 16.8% of total revenue, respectively. For the three and nine months ended September 30, 2025, the Company’s two largest customers accounted for 13.4% and 34.6%, and 12.8% and 20.1% of total revenue, respectively.

As of September 30, 2026 and December 31, 2025, no customers accounted for more than 10% of net accounts receivable.

As of September 30, 2026, three customers accounted for 30.1% and 15.7%, and 10.5% of total loan receivable. As of December 31, 2025, two customers accounted for 30.2% and 12.1% of total loan receivables.

Recent Accounting Pronouncements Adopted

In December 2025, the Financial Accounting Standards Board (“FASB”) issued codification improvements addressing technical corrections and clarifications across various topics (“ASU 2025-12”). ASU 2025-12 permits, under ASC 505, Equity, deducting the entire excess of share repurchase price over par value upon retirement from additional paid-in capital, provided such deduction does not cause additional paid-in capital to become negative. ASU 2025-12 is effective for annual and interim periods beginning after December 15, 2026 with early adoption permitted in any interim or annual period. The Company adopted ASU 2025-12 in the third quarter of 2026 and recognized the excess of repurchase price over par value in additional paid-in capital. The Company did not have share repurchases prior to the third quarter of 2026.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires more detailed disclosures, on an annual and interim basis, about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the consolidated statements of operations. This guidance, as further clarified through ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) will be effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied either prospectively or retrospectively. The Company is currently evaluating the impact this amended guidance may have on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11—Interim Reporting (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting (“ASC 270”), and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

Note 3. Revenue

The following table presents revenue disaggregated by type during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Digital assets sales	$2,719,997	$5,661,815	$10,577,022	$9,545,445
Staking	68,186	89,848	182,271	326,706
Subscriptions and services	25,563	33,880	78,686	82,245
Stablecoin-as-a-Service	37,360	24,501	114,341	40,160
Interest income	758	412	2,512	1,026
Total revenue	$2,851,864	$5,810,456	$10,954,832	$9,995,582

The following table presents revenue disaggregated by geography, based on the invoice address of the Company’s customers, during the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.	$1,479,993	$3,454,221	$6,036,771	$5,104,542
International (1)	1,371,871	2,356,235	4,918,061	4,891,040
Total revenue	$2,851,864	$5,810,456	$10,954,832	$9,995,582
_______________
(1) For the three and nine months ended September 30, 2026, no individual country accounted for more than 10% of total revenue, except for the United Kingdom, which accounted for 18.1% and 12.7%, respectively. For the three and nine months ended September 30, 2025, no individual country accounted for more than 10% of total revenue, except for the Cayman Islands, which accounted for 15.2% and 19.0%, respectively.

Note 4. Accounts Receivable and Allowance for Credit Losses

The following table presents accounts receivable, net for the periods presented (in thousands).

	As of
	September 30, 2026	December 31, 2025
Accounts receivable	$19,279	$17,734
Allowance for credit losses	(1,616)	(1,960)
Accounts receivable, net	$17,663	$15,774

The following table presents a roll forward of allowance for credit losses for the periods presented (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$1,946	$2,520	$1,960	$2,467
Credit loss expense for the period	(173)	1,027	357	1,829
Bad debt write-offs	(157)	(131)	(701)	(880)
Balance at end of period	$1,616	$3,416	$1,616	$3,416

Note 5. Equipment and Software, Net

Equipment and software as of the periods presented are composed of the following (in thousands):

	As of
	September 30, 2026	December 31, 2025
Computer equipment and software	$6,004	$5,137
Furniture and office equipment	1,426	1,101
Leasehold improvements	1,122	1,122
Capitalized internally developed software	16,985	10,996
Total Equipment and Software	25,537	18,356
Less accumulated depreciation and amortization	(10,311)	(5,176)
Equipment and Software, net	$15,226	$13,180

Total depreciation and amortization expense for equipment and software was $2.1 million and $5.1 million for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $0.9 million for the three and nine months ended September 30, 2025, respectively.

Equipment and software by geography as of the periods presented are as follows (in thousands).

	As of
	September 30, 2026	December 31, 2025
United States	$13,387	$11,563
International (1)	1,839	1,617
Equipment and Software, net	$15,226	$13,180
_______________
(1)     No individual country accounted for more than 10% of total equipment and software, net, as of September 30, 2026 and December 31, 2025.

Note 6. Business Combination

On August 27, 2026, the Company entered into an Agreement and Plan of Merger (the “Gotham Merger Agreement”) with Project Gotham Merger Sub I, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub 1”), Project Gotham Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Company (“Merger Sub 2”), NYDIG IHC LLC, a Delaware limited liability company (the “Seller”) and NYDIG IF Holdings LLC, a Delaware limited liability company and a direct, wholly owned subsidiary of the Seller (the “Target Company”). BitGo completed and closed on the acquisition of the Target Company on August 27, 2026, at which time the merger was consummated and BitGo obtained control of the Target Company.

Pursuant to the Gotham Merger Agreement, Merger Sub 1 merged with and into the Target Company, with the Target Company continuing as the surviving company and a wholly owned direct subsidiary of BitGo. Immediately thereafter, the Target Company merged with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving company and a wholly owned direct subsidiary of BitGo.

The Company acquired 100% of the equity interests of the Target Company, including the institutional trading business and related assets of the Target Company. The acquisition was accounted for as a business combination in accordance with ASC 805—Business Combinations (“ASC 805”). Under ASC 805, the assets acquired and liabilities assumed of the Target Company are recorded at their respective fair values as of the acquisition date. Goodwill represents the excess of the estimated fair value of the consideration transferred over the estimated fair value of the net assets acquired. The goodwill recognized is not expected to be deductible for U.S. income tax purposes. BitGo’s acquisition of the Target Company’s institutional trading business is expected to expand the Company’s institutional markets platform by enhancing trading and derivative capabilities that enhance the Company’s existing trading offerings while complementing BitGo’s regulated custody, settlement, and wallet infrastructure.

The total fair value of the consideration was $57.7 million, which consisted of $11.7 million cash, including $1.2 million expected to be paid upon the finalization of working capital adjustment, shares of the Company’s common stock, par value $0.0001 per share, with an aggregate value of approximately $42.5 million, and a contingent right to receive $3.5 million in cash and shares upon the achievement of a specified revenue milestone. The contingent consideration was fair valued using a Monte Carlo method based on management’s assumptions and estimates associated with the probability that the specified thresholds for payments will be met.

Transaction costs associated with the acquisition were approximately $1.4 million and were recorded in general and administrative expense.

The estimated fair values of the developed technology and customer relationship were determined based on the relief from royalty method and the multi-period excess earnings method, respectively, and are being amortized over their remaining useful lives of 3.0 years and 5.0 years, respectively.

The Company has included the operating results of the Target Company in its condensed consolidated financial statements since the date of acquisition. The revenue and net loss of the Target Company included in the condensed consolidated financial statements of operations from the date of acquisition to September 30, 2026 were not material.

The Company has performed a preliminary valuation analysis of the fair market value of the assets acquired and liabilities assumed. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The final allocation could differ materially from the preliminary allocation and may include changes in allocations to current assets, current liabilities and goodwill. The primary areas of preliminary purchase price allocation that remain subject to finalization include working capital adjustments and contingent consideration liabilities. The table below summarizes the preliminary fair value of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Amount
Cash consideration	$11,708
Share consideration	42,484
Contingent consideration	3,500
Fair value of the consideration	$57,692

Assets acquired:
Cash and cash equivalents	$470
Digital intangible assets, at fair value	199,775
Digital intangible assets collateral, at fair value	171,595
Other assets[1]	71,060
Intangible assets	12,200
Total	455,100
Liabilities assumed:
Borrowings of digital intangible assets	(199,775)
Deferred tax liabilities	(2,837)
Other current liabilities[2]	(238,511)
Total	(441,123)
Goodwill	43,715
Total purchase price consideration	$57,692
1 Other assets include collateral receivable of $53.4 million, derivative assets of $14.5 million, and other receivables and prepaid expenses of $3.9 million.
2 Other current liabilities include collateral payable of $225.0 million, derivative liabilities of $12.7 million, and other liabilities of $1.6 million.

The following unaudited supplemental pro forma financial information is provided for informational purposes only and summarizes the Company's combined results of operations as if the acquisition had occurred on January 1, 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pro forma revenue	$2,853,178	$5,831,418	$10,967,335	$10,044,364
Pro forma net income (loss)	$34,760	$38,384	$(45,607)	$70,950

Note 7. Intangible Assets, Net and Goodwill

Intangible Assets, Net

Acquired intangible assets consist of developed technology, customer relationship, and trade name and are amortized on a straight-line basis (in thousands).

	As of
	September 30, 2026			December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Gross Amount	Accumulated Amortization	Net Carrying Amount
Acquired developed technology	$16,549	$(12,347)	$4,202	$12,249	$(11,044)	$1,205
Customer relationship	7,900	(153)	7,747	—	—	—
Trade name	499	(499)	—	499	(478)	21
Total	$24,948	$(12,999)	$11,949	$12,748	$(11,522)	$1,226

Total amortization expense was $0.7 million and $1.5 million for the three and nine months ended September 30, 2026, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2025, respectively.

The weighted average amortization period remaining for acquired intangible developed technology and customer relationship was 0.76 years and 4.91 years, respectively, as of September 30, 2026.

As of September 30, 2026, expected future amortization expense related to acquired intangible assets is as follows (in thousands):

Year Ending December 31,	Amortization Expense
Remainder of 2026	$799
2027	3,009
2028	3,009
2029	2,518
2030	1,578
2031 and thereafter	1,036
Total future amortization	$11,949

Goodwill

The following table reflects the changes in the carrying amount of goodwill (in thousands):

Amount
Balance as of January 1, 2026	$—
Goodwill acquired	43,715
Balance as of September 30, 2026	$43,715

Note 8. Digital Intangible Assets

The following table summarizes digital intangible assets (in thousands, except unit data):

	As of
	September 30, 2026
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of September 30, 2026 - fair value	4,069	$339,893	363,350	$42,872	13,539,924	$13,539	$73,726	$470,030
Balance as of September 30, 2026 - cost basis		$279,238		$32,567		$13,973	$75,406	$401,184

	As of
	December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of December 31, 2025 - fair value basis	3,138	$274,508	274,430	$34,161	21,433,477	$21,432	$14,359	$344,460
Balance as of December 31, 2025 - cost basis		$192,662		$34,833		$21,424	$20,256	$269,175

Significant holdings are those digital assets that represent more than 10% of the Company’s digital assets at each balance sheet date. As of September 30, 2026, the Company’s Bitcoin holdings accounted for 72.3% of total digital asset value. As of December 31, 2025, the Company’s Bitcoin holdings accounted for 79.7% of total digital asset value.

The Company accounts for its digital asset inventory using the first-in, first-out (“FIFO”) costing method.

Fair value for digital intangible assets as of September 30, 2026 and December 31, 2025, is determined following the principles in ASC 820—Fair Value Measurement (“ASC 820”) using quoted prices observed in the Company’s principal market for each digital asset at the time of measurement.

The fair value of digital assets as of September 30, 2026 and December 31, 2025, is classified as Level 1 under ASC 820.

Note 9. Digital Intangible Assets Collateral

Digital intangible assets collateral activity based on fair value and corresponding cost basis for the periods presented is as follows (in thousands, except unit data):

	As of
	September 30, 2026
	Bitcoin (“BTC”)		Solana (“SOL”)		XRP		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of September 30, 2026 - fair value	917	$76,570	1,460,249	$172,294	1,284,810	$1,913	$62,156	$312,933
Balance as of September 30, 2026 - cost basis		$113,427		$171,941		$28,543	$51,684	$365,595

	As of
	December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		XRP		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of December 31, 2025 - fair value basis	405	$35,416	1,308,083	$162,830	31,696,528	$58,322	$3,790	$260,358
Balance as of December 31, 2025 - cost basis		$21,835		$185,751		$68,979	$4,879	$281,444

Fair value for digital assets as of September 30, 2026 and December 31, 2025, is classified as Level 1 under ASC 820. As of September 30, 2026, the Company's digital intangible assets collateral included $44.8 million of Bitcoin holdings and $1.5 million of other digital assets that the Company held as trading collateral. The Company did not hold any digital assets as trading collateral as of December 31, 2025.

Note 10. Loan Receivables and Digital Intangible Assets Loan Receivables

Loan receivables for the periods presented are as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Beginning balance	$176,655	$87,488
Origination of loan receivable	154,351	305,576
Repayment of loan receivable	(150,225)	(216,409)
Ending balance	$180,781	$176,655

All loan receivables are substantially overcollateralized. In the event that the value of the collateral falls below a specific threshold, the Company has the ability to make collateral calls to request that the borrower deposit additional capital. After a prespecified period of time, the Company may call the loan to the borrower and in the event of nonpayment liquidate the collateral as satisfaction of the loan. The Company’s policy is to regularly evaluate its credit exposure to each borrower to determine whether to provide an allowance for loan loss. As of September 30, 2026 and December 31, 2025, no loan receivables are past due, and the Company did not record an allowance for credit losses.

Digital intangible assets loan receivables for the periods presented are as follows (in thousands, except unit data):

	As of
	September 30, 2026
	Bitcoin (“BTC”)		Solana (“SOL”)		Other	Total
	Units	$	Units	$	$	$
Balance as of September 30, 2026	52	$4,323	—	$—	$5,485	$9,808
Balance as of September 30, 2026 - cost basis		$4,023		$—	$5,236	$9,259

	As of
	December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		Other	Total
	Units	$	Units	$	$	$
Balance as of December 31, 2025	—	$—	165,000	$20,539	$10,235	$30,774
Balance as of December 31, 2025 - cost basis		$—		$36,098	$10,628	$46,726
As of September 30, 2026 and December 31, 2025, all loans outstanding were classified as current.

The Company may require cash or digital asset collateral from its borrowers as security in the event of borrower default. The Company recognizes an obligation to return the cash collateral or digital asset collateral in an amount equal to either the cash or the digital assets received. Total collateral as of September 30, 2026 and December 31, 2025, was $448.2 million and $400.1 million, respectively.

Note 11. Borrowings and Borrowings of Digital Intangible Assets

The Company enters into arrangements with counterparties to borrow financial assets and digital assets to support its lending business. The obligation is fulfilled by returning financial assets or digital assets in accordance with the contractual terms of the borrowing agreements. Borrowings for the periods presented are as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Balance at beginning of period	$118,848	$30,000
Origination of borrowings	182,702	158,665
Repayment of borrowings	(113,572)	(69,817)
Balance at end of period	$187,978	$118,848

The weighted average interest rate related to these borrowings of financial assets as of September 30, 2026 and December 31, 2025 was 6.2% and 8.0%, respectively. The loan durations range from demand terms to maturities of up to one year.

Borrowings of digital intangible assets for the periods presented are as follows (in thousands, except unit data):

	As of
	September 30, 2026
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of September 30, 2026	1,744	$145,721	260,850	$30,778	8,059,023	$8,054	$14,399	$198,952
Balance as of September 30, 2026 - cost basis		$215,593		$35,865		$8,048	$11,510	$271,016

	As of
	December 31, 2025
	Bitcoin (“BTC”)		Solana (“SOL”)		USDT (“USDT”)		Other	Total
	Units	$	Units	$	Units	$	$	$
Balance as of December 31, 2025	1,714	$149,998	394,000	$49,045	19,500,000	$19,468	$15,176	$233,687
Balance as of December 31, 2025 - cost basis		$185,558		$70,741		$19,499	$19,292	$295,090

Certain of the Company’s lending arrangements require the Company to provide collateral in the form of digital assets. As of September 30, 2026 and December 31, 2025, digital assets with a fair value of $119.6 million and $135.4 million, respectively, were held by lenders as collateral under these agreements. This amount is included in other current assets on the Company’s condensed consolidated balance sheet.

The weighted average interest rate related to these borrowings of digital assets as of September 30, 2026 and December 31, 2025 was 3.7% and 5.3%, respectively. The loan durations range from demand terms to maturities of up to one year.

Note 12. Fair Value Measurements

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

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

	As of September 30, 2026			As of December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash equivalents (1)	$21,283	$—	$—	$49,114	$—	$—
Cash and cash equivalents segregated for the benefit of stablecoin holders - restricted	3,254,104	—	—	2,814,802	—	—
Digital intangible assets	470,030	—	—	344,439	—	—
Digital intangible assets as collateral	312,933	—	—	260,358	—	—
Derivative assets	227	12,610	—	—	—	—
Total assets	$4,058,577	$12,610	$—	$3,468,713	$—	$—
Liabilities
Embedded derivatives - borrowings of digital intangible assets	$—	$(72,064)	$—	$233,687	$—	$—
Embedded derivatives - obligations to return collateral	—	(26,909)	—	400,132	—	—
Derivative liabilities	—	11,799	—	—	—	—
Contingent consideration	—	—	3,500	—	—
Total liabilities	$—	$(87,174)	$3,500	$633,819	$—	$—
__________
(1)     Represents money market funds.

The Company has valued all Level 2 assets and liabilities measured at fair value on a recurring basis using quoted market prices as an observable input. This includes prices for underlying crypto assets and, for non-crypto denominated assets and liabilities, prices for similar assets and liabilities in inactive markets.

There were no transfers into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2026 or the year ended December 31, 2025.

Assets Recognized at Fair Value on a Nonrecurring Basis

The Company’s loan receivables are carried at amortized cost, which approximates their fair value. The loan receivables are measured at fair value on a nonrecurring basis and are Level 1 in the fair value hierarchy.

Contingent Consideration Liability

In connection with the acquisition of the Target Company, the Company is obligated to pay $3.5 million in cash and shares upon achievement of a specified revenue milestone. The contingent consideration liability, which is included in other non-current liabilities on the Company’s condensed consolidated balance sheets, is classified within Level 3 of the fair value hierarchy because its fair value is based on significant unobservable inputs and requires considerable management judgment. The fair value of the contingent consideration liability was estimated on the acquisition date using a Monte Carlo simulation. Key assumptions included the estimated probability of achieving the milestone and the discount rate. The key assumptions used in the Monte-Carlo simulation were revenue volatility of 55% and operating leverage of 40%. Subsequent changes in fair value will be recorded in general and administrative expenses in the condensed consolidated statements of operations. There was no change in the fair value of the contingent consideration liability between the initial recognition date of August 27, 2026 and September 30, 2026.

Note 13. Derivatives

The following table shows the gross and net amounts of recognized derivative assets and liabilities at fair value (in thousands):

	As of
	September 30, 2026
	Gross Notional	Assets	Liabilities
Options	$2,725,199	$10,494	$11,713
Futures	$57,346	2,017	—
Total Return Swap	$4,892	326	86
Total		$12,837	$11,799

For the three and nine months ended September 30, 2026, the Company recognized a net derivatives loss of $1.0 million and a net derivatives gain of $3.2 million, respectively, within total revenue in the condensed consolidated statements of operations. No net derivatives gain was recognized during the three and nine months ended September 30, 2025.

As of September 30, 2026, exchange traded derivative contracts are classified as Level 1 and over-the-counter derivative contracts are classified as Level 2 under ASC 820.

Note 14. Leases

Leases—The Company enters into operating leases in the normal course of business primarily for office space. The Company’s leases have remaining terms which expire through 2035. The Company’s leases do not include residual value guarantees or covenants.

In August 2026, the Company entered into a lease for approximately 22,716 square feet of office space in Menlo Park, California. The lease commenced in August 2026 and has a term of 102 months, expiring in January 2035. The Company expects to relocate its Palo Alto office to the Menlo Park location in 2027. Total rent obligation over the lease term is expected to be approximately $12.7 million.

The following table presents various components of the lease costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$951	$584	$2,418	$1,553
Short-term lease and variable lease expense (1)	247	172	684	449
Total lease cost	$1,198	$756	$3,102	$2,002
_______________
(1) Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets, and the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease expense for the periods presented primarily included common area maintenance charges.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of September 30, 2026, are as follows (in thousands):

Amount
2026 (remainder)	$779
2027	3,230
2028	3,336
2029	3,135
2030	2,274
2031 and thereafter	7,749
Total undiscounted lease payments	20,503
Less: imputed interest	(8,130)
Net lease liabilities	$12,373

Supplemental information related to operating leases was as follows:

	As of
	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years)	5.4	4.6
Weighted average discount rate of operating lease liabilities	8.1%	8.2%

Note 15. Commitments and Contingencies

Operating Leases

See Note 14 — “Leases” for the discussion about the Company’s lease commitments.

Non-Cancelable Purchase Obligations

In the normal course of business, the Company enters into agreements containing non-cancelable purchase commitments for goods or services with various parties, which include agreements to purchase goods or services that are enforceable and legally binding to the Company. Recognition of purchase obligations occurs when products or services are delivered to the Company, generally within accounts payable, or accrued and other current liabilities. As of September 30, 2026, the Company had a total of $1.9 million in outstanding non-cancelable purchase obligations with a term of 12 months or longer that have not been recognized on its condensed consolidated balance sheets.

Safeguarding of Customer Digital Assets

The Company is obligated to safeguard certain digital assets held on behalf of its customers, which are not recognized on the Company’s condensed consolidated balance sheets. As such, the Company may be liable to its customers for losses arising from the Company’s failure to safeguard those digital assets from loss. The Company has not incurred any losses related to such obligations and therefore has not accrued any liabilities as of September 30, 2026 and December 31, 2025.

Litigation

From time to time, the Company is involved in various legal proceedings arising from the normal course of business activities. Other than as set forth below, the Company is not presently a party to any litigation the outcome of which, it believes, if determined adversely to the Company, would individually or taken together have a material adverse effect on its business, results of operations, cash flows or financial condition. The Company has received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Defending such proceedings is costly and can impose a significant burden on management and employees. The Company may receive unfavorable preliminary or interim rulings in the course of litigation, and there can be no assurances that favorable final outcomes will be obtained. Management believes that any liability of the Company that may arise out of or with respect to these matters will not materially adversely affect the Company’s consolidated financial statements.

In September 2022, the Company filed suit against Galaxy Digital Holdings Ltd. (“Galaxy”), alleging that Galaxy breached and wrongfully repudiated the terms of that certain Agreement and Plan of Merger, dated as of May 5, 2021 (the “Galaxy Merger Agreement”) relating to Galaxy’s proposed $1.2 billion acquisition of the Company. In November 2022, the Company filed an Amended Complaint, which seeks at least $100 million in damages. In June 2023, the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) granted Galaxy’s motion to dismiss the suit, concluding that the financial statements the Company provided to Galaxy did not comply with the requirements of the Galaxy Merger Agreement, thus providing Galaxy with a valid basis to terminate the Galaxy Merger Agreement. The Company appealed that ruling and in May 2024 the Delaware Supreme Court reversed the dismissal ruling and remanded the case to the Delaware Court of Chancery, finding that the definition of the financial statements in the Galaxy Merger Agreement is ambiguous, necessitating consideration of extrinsic evidence. The trial was held from May 18, 2026 to May 22, 2026. Galaxy submitted its post-trial answering brief on August 19, 2026, the Company submitted its reply brief on September 9, 2026, and post-trial arguments were held on September 14, 2026. The Company is currently awaiting the Delaware Court of Chancery's decision, which the Company currently anticipates in late 2026 or early 2027, although the timing of the decision is uncertain.

In June 2026, a purported securities class action was filed in the U.S. District Court for the Eastern District of New York against the Company and certain of its directors and officers, docketed as Jacques Arsenault v. BitGo Holdings, Inc., et al., Case No. 26-cv-03428. The complaint alleges violations of Sections 11 and 15 of the Securities Act of 1933, as amended (the “Securities Act”), and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the registration statement and prospectus filed in connection with the Company's January 2026 initial public offering, and in connection with statements made during the putative class period of January 22, 2026 through May 13, 2026. The plaintiff seeks, among other relief, unspecified compensatory damages, attorneys' fees, and costs. On September 8, 2026, the court appointed a lead plaintiff. The court has ordered the lead plaintiff to file any amended complaint by November 30, 2026. The Company disputes the claims and intends to vigorously defend against them. The Company is unable to predict the outcome of this matter or estimate a range of reasonably possible loss, and no amounts have been accrued as of the date of this filing. The Company has subsequently received, and expects to receive in the future, similar shareholder claims and demands.

In August 2026, certain affiliates of DWF Labs – Falcon Digital Management Corp (“Falcon”) and DWF MaaS Limited ("DWF MaaS") – issued and served a claim against the Company in the Commercial Court of England and Wales, alleging that the Company sold Falcon Finance and ESPORTS tokens prior to the expiration of contractual lock-up periods under the relevant agreements with Falcon and DWF MaaS. The claim documents state that the "primary total amount" of the claim is approximately $141 million in damages. The Company disputes the claim and intends to defend it vigorously. The matter is at a very early stage with the pleadings not yet closed, such that the Company is unable at this time to predict the outcome of this matter or estimate a range of reasonably possible loss. No amounts have been accrued as of the date of this filing.

Indemnifications

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

Note 16. Stockholders’ Equity

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

As of September 30, 2026, there were no shares of convertible preferred stock issued or outstanding.

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

Class F Common Stock

On September 30, 2025, the Company and Michael Belshe entered into that certain Equity Exchange Right Agreement (the “Exchange Agreement”) pursuant to which Michael Belshe exchanged all of his shares of Class F common stock into Class B common stock. As such, there were no shares of Class F common stock authorized or outstanding as of September 30, 2026 and no Class F common stock outstanding as of December 31, 2025.

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

Blockchain Common Stock

The Company’s Amended and Restated Certificate of Incorporation authorized the issuance of 100,000,000 shares of Blockchain Common Stock, $0.0001 par value per share, with rights and preferences, including without limitation, voting powers, dividend rights, liquidation rights, redemption rights, and conversion rights, designated from time to time by the Board of Directors. As of September 30, 2026, there were no shares of Blockchain common stock issued and outstanding.

Common Stock

The Company has two classes of common stock outstanding — Class A common stock and Class B common stock. Shares of Class A common stock and Class B common stock are identical, except with respect to voting, conversion, and transfer rights. Holders of Class A common stock are entitled to one vote per share, and holders of Class B common stock are entitled to 15 votes per share. Holders of common stock are entitled to receive dividends as may be declared from time to time by the Board of Directors. Shares of Class B common stock are convertible at any time at the option of the holder into shares of Class A common stock on a one-to-one basis. In addition, each share of Class B common stock will automatically convert into a share of Class A common stock upon a sale or transfer (other than with respect to certain estate planning and other transfers). Further, upon certain events specified in the Amended and Restated Certificate of Incorporation, all outstanding shares of Class B common stock will convert automatically into shares of Class A common stock. Class A common stock and Class B common stock are referred to as common stock throughout these notes to the condensed consolidated financial statements, unless otherwise noted.

As of September 30, 2026, there were 25,282,626 shares of Class A common stock reserved to cover stock-based awards, and 2,863,727,280 shares were available for future issuance.

As of September 30, 2026, no shares of Class B common stock were reserved and 291,144,618 shares were available for future issuance.

Share Repurchase Program

In June 2026, the Board of Directors authorized and approved a share repurchase program, which permits the Company to repurchase up to $50.0 million of its common stock. Repurchases may be made from time to time in open market, in privately negotiated transactions or as may otherwise be determined by the Company in its discretion. The share repurchase program has no expiration date, does not obligate the Company to repurchase any specific amount of common stock, and may be suspended, recommenced, or terminated at any time without prior notice. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions, applicable legal requirements and other factors. During the nine months ended September 30, 2026, the Company repurchased 3,770,059 shares of common stock under the share repurchase program in open market transactions for an aggregate purchase price of $24.7 million, excluding any excise taxes. As of September 30, 2026, $25.3 million remained available for future repurchases under the share repurchase program.

Note 17. Stock-Based Compensation

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

A summary of the Company’s stock option activity is presented below (in thousands, except per share amounts and terms).

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (In Years)	Aggregate Intrinsic Value
Balance - January 1, 2026	9,991	$2.08	7.23	$136,365
Options granted	2,989	$7.30
Options exercised	(1,423)	$1.25
Options canceled/forfeited	(805)	$5.86
Balance - September 30, 2026	10,752	$3.36	7.08	$43,649
Exercisable - September 30, 2026	6,744	$1.44	5.84	$40,207
Vested and expected to vest - September 30, 2026	10,752	$3.36	7.08	$43,649

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $4.35 and $3.23, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $10.9 million and $16.7 million, respectively. As of September 30, 2026, unrecognized stock-based compensation expense related to unvested stock options was $14.3 million, which is expected to be recognized over a weighted-average period of 3.04 years.

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026	2025
Fair value of common stock	$6.41	$5.91 - $7.49	$5.36 - $5.65
Expected volatility	58.15%	51.30% - 60.03%	57.90% - 59.75%
Expected life (in years)	6.02 - 6.04	5.62 - 6.35	5.68 - 6.08
Risk-free interest rate	4.84%	3.99% - 4.84%	4.04% - 4.09%
Expected dividend yield	—%	—%	—%

There were no stock options granted during the three months ended September 30, 2025.

Stock-Based Compensation Expense — For the three and nine months ended September 30, 2026, stock-based compensation expense related to stock options was $1.1 million and $3.2 million, respectively. For the three and nine months ended September 30, 2025, stock-based compensation expense related to stock options was $0.8 million and $2.6 million, respectively.

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

During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $1.6 million and $14.2 million related to RSUs, respectively, of which $1.5 million and $11.6 million related to RSUs settled in shares, respectively, and $0.1 million and $2.6 million related to RSUs settled in cash during the three and nine months ended September 30, 2026, respectively.

As of September 30, 2026, the Company recorded a liability of $30 thousand related to the cash-settled portion of the 2024 RSUs, which is included in other current liabilities in the condensed consolidated balance sheets. In connection with the settlement of RSUs granted to certain employees and officers, the Company withheld 64,503 and 270,602 shares during the three and nine months ended September 30, 2026, respectively, to satisfy tax obligations.

The weighted-average grant-date fair value of RSUs granted during the nine months ended September 30, 2026 was $6.81. No RSUs were granted during the nine months ended September 30, 2025. The total fair value of RSUs that vested during the nine months ended September 30, 2026 was $11.5 million. No RSUs vested during the nine months ended September 30, 2025.

As of September 30, 2026, there was total unrecognized compensation cost of $22.4 million related to RSUs settled in shares, which is expected to be recognized over a weighted-average period of 2.98 years, and $0.6 million related to RSUs settled in cash, which is expected to be recognized over a weighted-average period of 1.58 years.

The following table summarizes unvested RSUs as of September 30, 2026 (in thousands, except per share amount).

	Cash Settled Awards		Share Settled Awards
	Shares	Weighted Average Grant Date Fair Value Per Share	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested, January 1, 2026	306	$5.24	3,234	$6.65
Granted	—	$—	2,285	$6.81
Vested	(170)	$5.23	(1,442)	$7.29
Cancelled/Forfeited	(49)	$5.27	(825)	$7.34
Unvested, September 30, 2026	87	$5.25	3,252	$7.24

2026 Employee Stock Purchase Plan — In September 2025, the Company’s board of directors approved the 2026 Employee Stock Purchase Plan (“2026 ESPP”), which became effective upon the Company’s IPO. An initial reserve of 2,600,000 shares of Class A common stock has been reserved for future issuance, with (i) an automatic increase to such reserve on January 1 of each calendar year by 1% of the aggregate number of shares of common stock of all classes issued and outstanding on December 31 of the preceding calendar year, or (ii) a lesser number of shares as may be determined by the Company’s board of directors prior to January 1 of each year. Under the 2026 ESPP, eligible employees may purchase shares of Class A common stock at a purchase price equal to 85% of the fair market value of a share of Class A common stock on either the first or last day of the applicable offering period, whichever is lower. Except for the first and second offering periods, the 2026 ESPP provides for six-month offering periods, each consisting of a single purchase period ending on May 31 and November 30 of each year. The initial purchase period commenced upon the completion of the Company’s IPO on January 22, 2026 and will conclude on August 31, 2026, with employee contributions beginning on February 1, 2026. The second purchase period commenced on September 1, 2026 and conclude on May 31, 2027. As of September 30, 2026, 2,547,119 shares were authorized and available for issuance.

The Company estimates the fair value of purchase rights granted under the 2026 ESPP on the date of grant using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Fair value of common stock	$6.93	$6.93 - $18.49
Expected volatility	49.75%	45.80% - 49.75%
Expected life (years)	0.75	0.61 - 0.75
Risk-free interest rate	4.0%	3.61% - 4.00%
Expected dividend yield	—%	—%

Additional information related to the 2026 ESPP is provided below (in thousands, except per share amounts):

Three and Nine Months Ended September 30,
2026
Shares issued under the 2026 ESPP	52,881
Weighted-average price per share issued	$6.05
Aggregate net proceeds	$319,930

For the three and nine months ended September 30, 2026, stock-based compensation expense related to the 2026 ESPP was $47 thousand and $0.2 million, respectively. As of September 30, 2026, unrecognized stock-based compensation expense related to the 2026 ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of 0.67 years.

There were no ESPP shares granted or issued during the three and nine months ended September 30, 2025.

Note 18. Net Income (Loss) Per Share

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

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of total common stock outstanding. For the nine months ended September 30, 2026, because the Company was in a loss position, diluted net loss per share is the same as basic net loss per share as the inclusion of the potential common shares outstanding would have been anti-dilutive.

The computation of net income (loss) per share, including the weighted average shares outstanding used in the computation, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$44,084	$22,672	$(35,614)	$35,253
Less: Net income allocated to participating securities	—	(15,547)	—	(27,149)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders, basic and diluted	$44,084	$7,125	$(35,614)	$8,104
of which:
Net income (loss) attributable to Class A common stock and Class B common stock - basic	$44,084	$—	$(35,614)	$—
Net income attributable to Class A common stock - basic	$—	$5,776	$—	$6,475
Net income attributable to Class B common stock - basic	$—	$17	$—	$7
Net income attributable to Class F common stock - basic	$—	$1,332	$—	$1,622
Net income (loss) attributable to Class A common stock and Class B common stock - dilutive	$44,084	$—	$(35,614)	$—
Net income attributable to Class A common stock - dilutive	$—	$7,495	$—	$8,731
Net income attributable to Class B common stock - dilutive	$—	$14	$—	$6
Net income attributable to Class F common stock - dilutive	$—	$1,220	$—	$1,465

Class A common stock and Class B common stock
Weighted average shares used in computing net loss - basic	117,427	—	111,041	—
Effect of potentially dilutive securities - stock options - Class A and Class B	5,125	—	—	—
Weighted average shares used in computing net income - dilutive	122,552	—	111,041	—
Net income (loss) per share - basic	$0.38	$—	$(0.32)	$—
Net income (loss) per share - diluted	$0.36	$—	$(0.32)	$—

Class A common stock
Weighted average shares used in computing net income - basic	—	32,605	—	30,233
Effect of potentially dilutive securities - stock options - Class A	—	8,846	—	10,102
Conversion of Class F common stock to Class A common stock	—	8,081	—	8,136
Effect of potentially dilutive securities - stock options - Class B	—	96	—	32
Weighted average shares used in computing net income - dilutive	—	49,628	—	48,503
Net income per share - basic	$—	$0.18	$—	$0.21
Net income per share - dilutive	$—	$0.15	$—	$0.18

Class B common stock
Weighted average shares used in computing net income - basic	—	96	—	32
Effect of potentially dilutive securities - stock options	—	—	—	—
Weighted average shares used in computing net income - dilutive	—	96	—	32
Net income per share - basic	$—	$0.18	$—	$0.21

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income per share - dilutive	$—	$0.15	$—	$0.18

Class F common stock
Weighted average shares used in computing net income - basic	—	7,518	—	7,573
Effect of potentially dilutive securities - stock options	—	563	—	563
Weighted average shares used in computing net income - dilutive	—	8,081	—	8,136
Net income per share - basic	$—	$0.18	$—	$0.21
Net income per share - dilutive	$—	$0.15	$—	$0.18

Anti-Dilutive Securities

The following securities were excluded from the computation of diluted net income (loss) per share because the impact of including them would have been anti-dilutive (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding stock options	324	—	618	—
Unvested RSUs	433	—	11	—
ESPP	48	—	36	—

Note 19. Joint Venture

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

The total consideration the Company invested is KRW 2,501.7 million ($1.8 million USD), thereby acquiring a majority interest of 53.0% in the Korea JV. As of September 30, 2026 and December 31, 2025, the carrying amount of the assets was $1.8 million and $2.9 million, respectively, and liabilities of $0.1 million and $0.1 million, respectively, of the condensed consolidated Korea JV. Total earnings attributable to Non-Controlling Interests for the three and nine months ended September 30, 2026 and 2025 were immaterial. The Company’s involvement with the Korea JV does not have a significant effect on the Company's financial condition, results of operations or cash flows.

Note 20. Income Taxes

The tax provision for interim periods is determined using an estimated annual effective tax rate, calculated based on nine months actual results and forecasted results for the remainder of the year, adjusted for the tax effects of discrete items recognized during the period.

The annualized effective tax rates for the three and nine months ended September 30, 2026 were 26.1% and 16.6%, respectively. The effective rates for the three and nine months ended September 30, 2026 differed from the U.S. federal statutory rate of 21.0% primarily due to the excess tax benefit recognized on settlement of employee share-based awards, research and development credits, and state, local and foreign taxes, partially offset by executive compensation limitations and other non-deductible expenses.

Note 21. Restructuring Charges

In June 2026, the Company approved a reduction in force as part of its efforts to align the Company’s talent with its strategic priorities and to improve operating efficiency. As a result, in the second quarter of fiscal 2026, the Company recorded restructuring charges of $1.3 million, within restructuring charges in the condensed consolidated statements of operations, all of which was related to severance payments and benefits continuation costs. The restructuring plan is substantially complete and the Company does not expect to incur any further material expenses. As of September 30, 2026, the restructuring liability had been paid in full.

The following table shows the total amount incurred and accrued related to restructuring charges (in thousands):

Amount
Accrued restructuring costs as of April 1, 2026	$—
Restructuring charges incurred during the period	1,300
Amounts paid during the period	(1,300)
Accrued restructuring costs as of September 30, 2026	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. The following discussion contains forward-looking statements that are based on current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and other sections, including the “Risk Factors” and “Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our platform combines self-custody wallet, qualified custody, liquidity and prime, and infrastructure-as-a-service solutions, including stablecoin issuance and management. This unified suite of solutions is designed to meet the operational and regulatory demands of our clients. We supported over 2,800 digital assets as of September 30, 2026, and helped pioneer institutional-grade multi-signature (“multi-sig”) security architecture and cold storage solutions. With a client base that includes digital asset ecosystem companies, financial institutions, technology platforms, corporations and government agencies, as well as high net worth individuals (“HNWIs”), our Number of Clients, who were located across over 100 countries, exceeded 6,600 as of September 30, 2026, and we had approximately $59.9 billion in Assets on Platform (“AoP”) for the three months ended September 30, 2026. Our principal markets are the United States and other major financial centers in North America, Europe, and Asia. See “—Key Business Metrics” for a definition of “Number of Clients” and “Assets on Platform.”

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

We began as a specialized custodian, integrating directly with advanced blockchain technologies, eliminating the need for institutional and retail clients to compromise security for market access. We have continued to innovate in the space having been the first to commercially introduce self-custody wallets. Over time, we have added the BitGo Trust Companies, allowing us to become one of the first custodians purpose-built for digital assets. In 2020, we expanded our platform’s capabilities through the introduction of BitGo Prime which introduced liquidity solutions on top of our custody and wallet layers. For the three months ended September 30, 2026, we had approximately $59.9 billion in AoP, including $10.5 billion in Assets Staked. See “—Key Business Metrics” for definitions of “Assets on Platform” and “Assets Staked.”

Acquisition of NYDIG IF IHC Holdings, LLC

On August 27, 2026, we completed the acquisition of the institutional trading business and related assets of NYDIG IHC, LLC (“NYDIG”), a Delaware limited liability company. BitGo’s acquisition of NYDIG’s institutional trading business is expected to expand its institutional markets platform by enhancing capabilities and derivatives intended to enhance the Company's existing trading offerings while complementing BitGo’s regulated custody, settlement, and wallet infrastructure. The transaction is expected to further strengthen BitGo’s position as a comprehensive digital asset infrastructure company, enabling institutions to access a broader range of trading and capital markets services through an integrated platform. See Note

6 — “Business Combination” in the notes to condensed consolidated financial statements (unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financial and Operational Highlights

Certain of our financial and operating results are summarized below:

•The fair value of AoP decreased from $104.0 billion for the three months ended September 30, 2025 to $59.9 billion for the three months ended September 30, 2026.

•Number of Clients increased from 4,988 as of September 30, 2025 to 6,640 as of September 30, 2026.

•The fair value of Assets Staked decreased from $28.6 billion for the three months ended September 30, 2025 to $10.5 billion for the three months ended September 30, 2026.

•Digital asset sales revenue decreased from $5,661.8 million for the three months ended September 30, 2025 to $2,720.0 million for the three months ended September 30, 2026.

•Total revenue decreased from $5,810.5 million for the three months ended September 30, 2025 to $2,851.9 million for the three months ended September 30, 2026.

•Net income was $22.7 million for the three months ended September 30, 2025, compared to net income of $44.1 million for the three months ended September 30, 2026.

•Adjusted EBITDA decreased from $13.5 million for the three months ended September 30, 2025 to an Adjusted EBITDA loss of $4.3 million for the three months ended September 30, 2026.

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

Our AoP has fluctuated over time due, in part, to fluctuations in the digital asset economy and corresponding fluctuations in the prices of digital assets. For the three months ended September 30, 2026, our AoP was $59.9 billion, representing a decrease of 42.4% from the three months ended September 30, 2025, primarily driven by declines in digital asset prices.

AoP is influenced by multiple factors, including certain market-dependent factors, and thus can fluctuate based not only on the quantity of assets held on our platform, but also the price of such assets. For example, over the period from the three months ended September 30, 2025 to the three months ended September 30, 2026, the digital assets market capitalization fell 25% from a high of $3.98 trillion to $2.97 trillion. In comparison, AoP for the three months ended September 30, 2025 and 2026 were $104.0 billion and $59.9 billion, respectively, representing a 42.4% decrease.

	Three Months Ended September 30,
	2025	2026
	(in millions)
Assets on Platform	$103,956	$59,909

The value of a majority of our AoP has been, and continues to be, concentrated in a few digital assets held by our clients, including Bitcoin, Ethereum, Sui, XRP, and Solana, which constituted 50.0%, 11.2%, 7.0%, 4.9%, and 3.9% of our AoP as of September 30, 2026, respectively. In addition to digital assets, our AoP includes a negligible amount of fiat currencies. In line with the historical market cap dominance of Bitcoin, Bitcoin has consistently been the largest single digital asset in our AoP. Our mix of digital assets does, however, fluctuate depending on the price performance of individual digital assets as well as the onboarding and offboarding of client accounts.

Number of Clients

We define Number of Clients as the cumulative number as of the end of the measured period of (i) institutional clients that have (A) an executed service agreement with us that has not been terminated as of the end of such measured period and (B) been onboarded to at least one of our core solutions (i.e., custody, wallet platform or trading) and (ii) HNWIs, which we define as any individual with a net worth of $1 million or more, who (A) have an executed service agreement with us that has not been terminated as of the end of such measured period and (B) have been onboarded to at least one of our core solutions (i.e., custody, wallet platform or trading). We frequently observe that our clients, who may initially begin by using one of our products or service offerings, expand into multiple products and/or services across our platform as we deepen our relationship with them. Therefore, we view Number of Clients as a key indicator of our market penetration, client adoption and platform monetization potential, and Number of Clients informs our client acquisition strategy.

	As of September 30,
	2025	2026
Number of Clients	4,988	6,640

While our Number of Clients was less than 100 prior to January 1, 2017, as of September 30, 2026, our Number of Clients exceeded 6,600. Our Number of Clients has grown at a compound annual growth rate (“CAGR”) of 88.0% over the past two years, through September 30, 2026, which does not represent new clients from acquisition or asset inflows.

Our Number of Clients is calculated on a cumulative basis commencing in 2013. Therefore, although our Number of Clients metric (i) indicates the number of institutional clients and HNWIs that have demonstrated an interest in our platform or a direct intent to transact with digital assets and (ii) removes institutional clients and HNWIs with terminated contracts as of the end of such measured period, it does not measure the type, frequency or duration of such clients’ or HNWIs’ interaction with our platform. Further, Number of Clients may also (i) include clients that have not interacted with our platform at all for extended periods of time and (ii) overstate the number of unique institutional clients who have entered into service agreements with us and been onboarded, since one client may enter into multiple service agreements (either for itself or through its affiliates). Nonetheless, we view Number of Clients as an indication of our scale and a representation of a potential revenue opportunity for us given these users have demonstrated an interest in our platform or intent to potentially perform revenue generating activities within our platform by executing service agreements with us.

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

Number of Users

We define Number of Users as the cumulative number as of the end of the measured period of (i) individuals authorized to access the account of any of our institutional clients on such institutional client’s behalf, which institutional client (A) has an executed service agreement with us that has not been terminated as of the end of such measured period and (B) has been onboarded to at least one of our core solutions (i.e., custody, wallet platform or trading), (ii) HNWIs who (A) have an executed service agreement with us that has not been terminated as of the end of such measured period and (B) have been onboarded to at least one of our core solutions (i.e., custody, wallet platform or trading) and (iii) retail users that have registered an account with BitGo, in each case who have conducted at least one of the following activities at any point since onboarding onto our platform (through the applicable methods described above) and prior to the end of such measured period. We believe the following activities indicate meaningful interactions with our platform.

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

We view Number of Users as a key indicator of our scale as it portrays not only the number of institutional clients and HNWIs who have demonstrated an interest in our platform or direct intent to transact with digital assets (which we track through the Number of Clients metric), but also the number of retail users who have conducted at least one meaningful usage of, and meaningful activity with, our platform. Although we generally do not generate incremental revenue solely from an institutional client adding any one additional authorized user, we have observed that the number of users authorized by our institutional clients positively correlates with overall client activity, engagement with our solutions and revenue generated from such client. For example, with respect to institutional clients, there are typically many individuals who are authorized to interact with our platform through a single institutional client account. As of September 30, 2026, the average number of authorized individuals using our platform through a single institutional client was 5.24. By assessing the Number of Users, together with the Number of Clients, we can assess our total platform usage as well as the rate of the general market adoption of digital assets. In addition, because we generate revenue from certain activities by retail users (e.g., when retail users engage in transactional activities on our platform), the “Number of Users” metric provides meaningful insight into the revenue-generating retail activity on our platform.

	As of September 30,
	2025	2026
Number of Users	1,171,598	1,257,078

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

	Three Months Ended September 30,
	2025	2026
	(in millions)
Assets Staked	$28,621	$10,464

Similar to AoP, Assets Staked is influenced by multiple factors, including certain market-dependent factors, and thus can fluctuate based not only on the quantity of assets staked on our platform, but also the price of such assets. In addition, similar to AoP, the value of a majority of our Assets Staked has been, and continues to be, concentrated in a few digital assets held by our clients, namely Ethereum, Sui and Solana, which constituted approximately 37.9%, 31.7%, and 14.9%, of our Assets Staked as of September 30, 2026, respectively.

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

The following table provides a reconciliation of net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$44,084	$22,672	$(35,614)	$35,253
Provision for (benefit from) income taxes	15,543	6,149	(7,101)	14,020
Depreciation and amortization expense	2,761	1,008	6,609	2,749
Stock-based compensation expense	2,762	823	17,623	2,621
Employer payroll taxes on employee stock transactions	56	—	447	—
Net change in unrealized appreciation (loss) on digital assets (1)	(71,498)	(19,135)	1,067	(41,169)
Legal, IPO-related and other costs (2)	2,022	1,948	5,552	6,855
Restructuring charges	—	—	1,300	—
Adjusted EBITDA (3)	(4,270)	13,465	(10,117)	20,329
Total revenue	$2,851,864	$5,810,456	$10,954,832	$9,995,582
Net income (loss) margin	1.5%	0.4%	(0.3)%	0.4%
_______________
(1)Fluctuating and volatile digital asset prices primarily drive net change in unrealized appreciation (loss) on digital assets, which we exclude from the definition of Adjusted EBITDA because (i) such net change is not driven by the core results of the Company’s operations; (ii) removing such net change illustrates the way in which the Company’s products and services, instead of fluctuating and volatile digital asset prices, drive the sustainability of the Company’s operations, margins and growth; and (iii) digital assets on our balance sheet and our investing activities in digital assets are not part of our revenue generating activities, which are based on transactions on our platform, staking revenue, subscriptions and services revenue and revenue generated from our Stablecoin-as-a-Service solution. Accordingly, net change in unrealized appreciation/loss on digital assets is materially all related to proprietary digital assets held for investment.
(2)    Legal, IPO-related and other costs include (i) litigation costs of $2.0 million and $6.5 million in the three and nine months ended September 30, 2025, respectively, and $0.7 million and $1.5 million in the three and nine months ended September 30, 2026, respectively, associated with our ongoing suit against Galaxy alleging that Galaxy breached and wrongfully repudiated the terms of the Merger Agreement, by terminating Galaxy’s proposed $1.2 billion acquisition of the Company, (ii) legal settlement of nil and $0.1 million in three and nine months ended September 30, 2026, respectively (iii) one-time bonus payment of nil and $0.5 million made in the three and nine months ended September 30, 2026, respectively, in connection with the IPO, (iv) IPO-related expense borne by us of nil in the three and nine months ended September 30, 2025, and nil and $0.3 million in the three and nine months ended September 30, 2026, respectively, and (v) legal and professional fees borne by us of $1.4 million and $3.1 million in the three and nine months ended September 30, 2026, respectively, related to entity wind-down costs and acquisition related costs. See the section titled “Business—Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 15—“Commitments and Contingencies” in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information relating to our ongoing litigation with Galaxy.
(3)    May not foot due to rounding.

Key Factors Impacting Our Performance

Price and Volatility of Digital Assets

Our core business revolves around providing custody, security, and trading and infrastructure solutions for a range of digital assets. Accordingly, our business correlates to trends in the broader digital assets market, including client sentiment and macroeconomic developments.

These factors largely impact the price and volatility of digital assets, which underlie the foundation of our business model. Significant price increases or declines in digital assets can substantially influence the value of the assets on our platform, directly impacting our revenue due to our percentage-based fee model. Similarly, high volatility in the digital assets market continues to impact our operations, generating user and investor uncertainty that may potentially lower transaction volumes on our platform and revenue outcomes. In addition, while we support a wide range of digital assets, the digital assets, whether custodied or non-custodied, held by our clients in their accounts on our platform have historically been, and continue to be, concentrated in a small number of distinct digital assets (including Bitcoin, Ethereum, Sui, Solana and XRP). Therefore, declines in demand for such digital assets or in the prices of such digital assets could negatively impact our operating performance and financial condition.

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

Our business has expanded rapidly over time, and our conviction in the strength of the digital assets market is unwavering. The digital assets market has grown over 52.0% in size over the last five years to reach a total market capitalization of approximately $2.97 trillion as of September 30, 2026, with use cases continuing to expand. We believe that our unified suite of solutions: self-custody wallet, qualified custody, liquidity and prime, and infrastructure-as-a-service, will enable us to offer a variety of products and services to a growing total addressable market. In addition, we support over 2,800 digital assets as of September 30, 2026 and have helped pioneer institutional-grade multi-sig security architecture and cold storage solutions, which we believe provide a strong foundation for success.

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

Client Acquisition, Retention and Expansion

Our business is significantly impacted by our ability to acquire, retain and expand our client base, which presents several risks for us. Expanding our client base and increasing the services used by existing clients are essential for our revenue growth as our total revenues are driven by the use of our services and products by our clients. Successfully managing user acquisition, retention and expansion strategies is crucial for our sustained growth and market leadership in the digital asset industry.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue
Total revenue	$2,851,864	$5,810,456	$10,954,832	$9,995,582
Expenses
Digital assets sales cost	2,715,832	5,650,715	10,554,112	9,526,839
Staking fees	64,194	81,106	166,418	290,638
Stablecoin sponsor fees	34,490	23,628	105,537	38,877
Interest expense	5,497	2,738	17,360	5,675
Compensation and benefits	28,892	28,416	99,222	76,244
General and administrative expenses	19,434	18,963	60,825	51,988
Depreciation and amortization	2,761	1,008	6,609	2,749
Restructuring charges	—	—	1,300	—
Total expenses	2,871,100	5,806,574	11,011,383	9,993,010
Income (loss) from operations	(19,236)	3,882	(56,551)	2,572
Other income
Net change in unrealized appreciation (loss) on digital assets	71,498	19,135	(1,067)	41,169
Gain (loss) on disposal of digital assets	7,365	5,804	14,903	5,532
Total other income	78,863	24,939	13,836	46,701
Income (loss) before income taxes	59,627	28,821	(42,715)	49,273
Tax provision for (benefit from) income taxes	15,543	6,149	(7,101)	14,020
Net income (loss)	$44,084	$22,672	$(35,614)	$35,253

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(as percentage of revenue)
Revenue
Total revenue	100.0%	100.0%	100.0%	100.0%
Expenses
Digital assets sales cost	95.2	97.3	96.3	95.3
Staking fees	2.3	1.4	1.5	2.9
Stablecoin sponsor fees	1.2	0.4	1.0	0.4
Interest expense	0.2	—	0.2	0.1
Compensation and benefits	1.0	0.5	0.9	0.8
General and administrative expenses	0.7	0.3	0.6	0.5
Depreciation and amortization	0.1	—	0.1	—
Restructuring charges	—	—	—	—
Total expenses (1)	100.7	99.9	100.5	100.0
Income (loss) from operations	(0.7)	0.1	(0.5)	—
Other income
Net change in unrealized appreciation (loss) on digital assets	2.5	0.3	—	0.4
Gain (loss) on disposal of digital assets	0.3	0.1	0.1	0.1
Total other income	2.8	0.4	0.1	0.5
Income (loss) before income taxes	2.1	0.5	(0.4)	0.5
Tax provision for (benefit from) income taxes	0.5	0.1	(0.1)	0.1
Net income (loss)	1.5%	0.4%	(0.3)%	0.4%
_______________
(1)    May not foot due to rounding.

Comparison of the three months ended September 30, 2026 and September 30, 2025

Total Revenue

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Digital assets sales	$2,719,997	$5,661,815	$(2,941,818)	(52.0)%
Staking	68,186	89,848	(21,662)	(24.1)%
Subscriptions and services	25,563	33,880	(8,317)	(24.5)%
Stablecoin-as-a-Service	37,360	24,501	12,859	52.5%
Interest income	758	412	346	84.0%
Total revenue	$2,851,864	$5,810,456	$(2,958,592)	(50.9)%

Digital assets sales revenue

Digital asset sales revenue decreased by $2,941.8 million, or 52.0%, for the three months ended September 30, 2026 compared to the same period in the prior year.

The decrease was primarily attributable to lower digital asset trading activity as activity in the digital asset space declined the third quarter of fiscal 2026, as well as a shift in trading mix toward a higher proportion of lower margin stablecoin transactions relative to the same period in the prior year. We present digital assets sales revenue on a gross basis (other than the portion of digital assets sales revenue recognized in connection with sales and purchases on our platform of certain stablecoins that are classified as financial assets, which is recognized on a net basis, and net gain or loss recognized on derivative contracts under ASC 815) because of our role as principal for accounting purposes in sales of digital assets, as we control the digital assets prior to transfer to the customer, are primarily responsible for fulfilling the transaction, and have discretion in pricing, including the ability to incorporate spreads relative to market prices. As a result, the significant volume of digital asset transactions on our platform results in significant digital assets sales revenue with corresponding digital assets sales costs. Digital assets sales costs decreased by $2,934.9 million, or 51.9%, for the three months ended September 30, 2026 compared to the same period in the prior year.

Staking revenue

Staking revenue decreased by $21.7 million, or 24.1%, for the three months ended September 30, 2026 compared to the same period in the prior year, primarily driven by lower staked digital asset volume on our platform and a decline in digital asset prices. We present staking revenue on a gross basis because of our role as principal for accounting purposes in connection with our clients’ staking activities. As a result, the significant volume of staking activities on our platform results in staking revenue with corresponding staking fees. Staking fees decreased by $16.9 million, or 20.9%, for the three months ended September 30, 2026 compared to the same period in the prior year.

Subscriptions and services revenue

Subscriptions and services revenue decreased by $8.3 million, or 24.5%, for the three months ended September 30, 2026 compared to the same period in the prior year. The decrease was primarily driven by lower nonrecurring engagement and onboarding-related revenue, as well as a decline in wallet solution revenue. In addition, the mix of new business shifted toward our trading and staking offerings.

Stablecoin-as-a-Service revenue

Stablecoin-as-a-Service revenue increased by $12.9 million, or 52.5%, for the three months ended September 30, 2026 compared to the same period in the prior year. The increase reflects continued growth from the launch of this new service in March 2025. We earn interest on stablecoin reserve assets and recognize that revenue on a gross basis. We recognize related stablecoin sponsor fees as an expense. Stablecoin sponsor fees increased by $10.9 million, or 46%, for the three months ended September 30, 2026 compared to the same period in the prior year.

Interest income

Interest income increased by $0.3 million, or 84.0%, for the three months ended September 30, 2026 compared to the same period in the prior year. The increase was primarily attributable to an increase in fiat treasury investments.

Expenses

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Digital assets sales cost	$2,715,832	$5,650,715	$(2,934,883)	(51.9)%
Staking fees	64,194	81,106	(16,912)	(20.9)%
Stablecoin sponsor fees	34,490	23,628	10,862	46.0%
Interest expense	5,497	2,738	2,759	100.8%
Compensation and benefits	28,892	28,416	476	1.7%
General and administrative expenses	19,434	18,963	471	2.5%
Depreciation and amortization	2,761	1,008	1,753	173.9%
Restructuring charges	—	—	—	—%
Total expenses	$2,871,100	$5,806,574	$(2,935,474)	(50.6)%

Digital Assets Sales Costs

Digital assets sales costs decreased by $2,934.9 million, or 51.9%, for the three months ended September 30, 2026 compared to the same period in the prior year. The decrease was primarily attributable to lower transaction volumes as activity in the digital asset space declined in the third quarter of fiscal 2026.

Staking Fees

Staking fees decreased by $16.9 million, or 20.9%, for the three months ended September 30, 2026 compared to the same period in the prior year. The decrease was primarily driven by lower staked digital asset volume on our platform and a decline in digital asset prices.

Stablecoin Sponsor Fees

Stablecoin sponsor fees increased by $10.9 million, or 46%, for the three months ended September 30, 2026 compared to the same period in the prior year. The increase was driven by the continued growth from the launch of this new service in March 2025.

Interest Expense

Interest expense increased by $2.8 million, or 100.8%, for the three months ended September 30, 2026 compared to the same period in the prior year. The increase in interest expense was primarily attributable to higher borrowings and related interest costs incurred to support the expansion of our lending product.

Compensation and Benefits

Compensation and benefits expenses increased by $0.5 million, or 1.7%, for the three months ended September 30, 2026 compared to the same period in the prior year, primarily driven by higher stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million, or 2.5%, for the three months ended September 30, 2026 compared to the same period in the prior year. The increase was driven primarily by higher audit and accounting fees, conference and event costs, and dues and subscriptions.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $1.8 million, or 173.9%, for the three months ended September 30, 2026 compared to the same period in the prior year. The increase was driven primarily by depreciation and amortization charges related to intangible assets acquired, as well as higher capital expenditures and capitalized development costs incurred.

Other Income

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Net change in unrealized appreciation on digital assets	$71,498	$19,135	$52,363	273.7%
Gain on disposal of digital assets	7,365	5,804	1,561	26.9%
Total other income	$78,863	$24,939	$53,924	216.2%

Net Change in Unrealized Appreciation on Digital Assets

Net change in unrealized appreciation (loss) on digital assets increased by $52.4 million, or 273.7%, for the three months ended September 30, 2026 compared to the same period in the prior year. The increase in net change in unrealized appreciation (loss) of digital assets was primarily driven by the appreciation in digital asset prices.

Gain on Disposal of Digital Assets

Gain on disposal of digital assets increased by $1.6 million, or 26.9%, for the three months ended September 30, 2026 compared to the same period in the prior year. The increase was primarily attributable to the sale of treasury digital assets with historical costs that were significantly lower than their fair values at the time of sale, resulting in higher realized gains.

Provision for Income Taxes

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Provision for income taxes	$15,543	$6,149	$9,394	152.8%

Provision for income taxes changed by $9.4 million, or 152.8%, for the three months ended September 30, 2026 compared to the same period in the prior year primarily due to the income from operations during the three months ended September 30, 2026, driven by the change in fair value of digital assets, as well as our annualized effective income tax rate of 26.1% for the three months ended September 30, 2026 compared to the effective income tax rate of 21.3% for the three months ended September 30, 2025. The higher effective income tax rate was primarily due to state, local, and foreign taxes and the limitations on the deductibility of executive compensation, partially offset by research and development credits.

Comparison of the nine months ended September 30, 2026 and September 30, 2025

Total Revenue

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Digital assets sales	$10,577,022	$9,545,445	$1,031,577	10.8%
Staking	182,271	326,706	(144,435)	(44.2)%
Subscriptions and services	78,686	82,245	(3,559)	(4.3)%
Stablecoin-as-a-Service	114,341	40,160	74,181	184.7%
Interest income	2,512	1,026	1,486	144.8%
Total revenue	$10,954,832	$9,995,582	$959,250	9.6%

Digital assets sales revenue

Digital asset sales revenue increased by $1,031.6 million, or 10.8%, for the nine months ended September 30, 2026 compared to the same period in the prior year.

The increase was primarily attributable to higher digital asset trading activity resulting from the expansion of trading pairs on the platform, increased activity from existing clients, and an expanding client base. We present digital assets sales revenue on a gross basis (other than the portion of digital assets sales revenue recognized in connection with sales and purchases on our platform of certain stablecoins that are classified as financial assets, which is recognized on a net basis, and net gain or loss recognized on derivative contracts under ASC 815) because of our role as principal for accounting purposes in sales of digital assets, as we control the digital assets prior to transfer to the customer, are primarily responsible for fulfilling the transaction, and have discretion in pricing, including the ability to incorporate spreads relative to market prices. As a result, the significant volume of digital asset transactions on our platform results in significant digital assets sales revenue with corresponding digital assets sales costs. Digital assets sales costs increased by $1,027.3 million, or 10.8%, for the nine months ended September 30, 2026 compared to the same period in the prior year.

Staking revenue

Staking revenue decreased by $144.4 million, or 44.2%, for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily driven by lower staked digital asset volume on our platform and a decline in digital asset prices. We present staking revenue on a gross basis because of our role as principal for accounting purposes in connection with our clients’ staking activities. As a result, the significant volume of staking activities on our platform results in staking revenue with corresponding staking fees. Staking fees decreased by $124.2 million, or 42.7%, for the nine months ended September 30, 2026 compared to the same period in the prior year.

Subscriptions and services revenue

Subscriptions and services revenue decreased by $3.6 million, or 4.3%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The decrease was primarily driven by lower nonrecurring engagement and lending-related revenue.

Stablecoin-as-a-Service revenue

Stablecoin-as-a-Service revenue increased by $74.2 million, or 184.7%, for the nine months ended September 30, 2026 compared to $40.2 million in the same period in the prior year. The increase results from the launch of this new service in March 2025. We earn interest on stablecoin reserve assets and recognize that revenue on a gross basis. We recognize related stablecoin sponsor fees as an expense. Stablecoin sponsor fees increased by $66.7 million, or 171.5%, for the nine months ended September 30, 2026 compared to the same period in the prior year.

Interest income

Interest income increased by $1.5 million, or 144.8%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The increase was primarily attributable to an increase in fiat treasury investments.

Expenses

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Digital assets sales cost	$10,554,112	$9,526,839	$1,027,273	10.8%
Staking fees	166,418	290,638	(124,220)	(42.7)%
Stablecoin sponsor fees	105,537	38,877	66,660	171.5%
Interest expense	17,360	5,675	11,685	205.9%
Compensation and benefits	99,222	76,244	22,978	30.1%
General and administrative expenses	60,825	51,988	8,837	17.0%
Depreciation and amortization	6,609	2,749	3,860	140.4%
Restructuring charges	1,300	—	1,300	100.0%
Total expenses	$11,011,383	$9,993,010	$1,018,373	10.2%

Digital Assets Sales Costs

Digital assets sales costs increased by $1,027.3 million, or 10.8%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The increase was primarily attributable to higher transaction volumes driven by the expansion of trading pairs on the platform, increased activity from existing clients, and growth in the overall client base.

Staking Fees

Staking fees decreased by $124.2 million, or 42.7%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The decrease was primarily driven by lower staked digital asset volume on our platform and a decline in digital asset prices.

Stablecoin Sponsor Fees

Stablecoin sponsor fees increased by $66.7 million for the nine months ended September 30, 2026 compared to the same period in the prior year. The increase was driven by the launch of this new service in March 2025.

Interest Expense

Interest expense increased by $11.7 million, or 205.9%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The increase in interest expense was primarily attributable to higher borrowings and related interest costs incurred to support the expansion of our lending product.

Compensation and Benefits

Compensation and benefits expenses increased by $23.0 million, or 30.1%, for the nine months ended September 30, 2026 compared to the same period in the prior year, primarily driven by increased headcount as a result of our continued investments in research and development initiatives and go-to-market teams, as well as higher stock-based compensation expense, primarily related to the satisfaction of the performance vesting condition on outstanding RSUs upon completion of our IPO.

General and Administrative Expenses

General and administrative expenses increased by $8.8 million, or 17.0%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The increase was driven primarily by higher audit and accounting fees, legal fees, conference and event costs, and dues and subscriptions.

Depreciation and Amortization Expenses

Depreciation and amortization expenses increased by $3.9 million, or 140.4%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The increase was driven primarily by depreciation and amortization charges related to intangible assets acquired, as well as higher capital expenditures and capitalized development costs incurred.

Restructuring Charges

Restructuring charges of $1.3 million for the nine months ended September 30, 2026, consisted of employee severance and termination benefits related to the restructuring plan that we initiated in June 2026.

Other Income

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Net change in unrealized appreciation (loss) on digital assets	$(1,067)	$41,169	$(42,236)	(102.6)%
Gain on disposal of digital assets	14,903	5,532	9,371	169.4%
Total other income	$13,836	$46,701	$(32,865)	(70.4)%

Net Change in Unrealized Appreciation ( Loss) on Digital Assets

Net change in unrealized appreciation (loss) on digital assets decreased by $42.2 million, or 102.6%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The decrease in net change in unrealized loss of digital assets was primarily driven by decline in digital asset prices.

Gain on Disposal of Digital Assets

Gain on disposal of digital assets increased by $9.4 million, or 169.4%, for the nine months ended September 30, 2026 compared to the same period in the prior year. The increase was primarily driven by the sale of treasury digital assets with historical costs that were substantially lower than the proceeds received upon sale, resulting in higher realized gains.

Provision for (Benefit from) Income Taxes

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(in thousands, except %)
Provision for (benefit from) income taxes	$(7,101)	$14,020	$(21,121)	(150.6)%

Provision for (benefit from) income taxes changed by $21.1 million, or 150.6%, for the nine months ended September 30, 2026 compared to the same period in the prior year, from a tax expense of $14.0 million to a tax benefit of $7.1 million. The change was primarily due to the loss from operations during the nine months ended September 30, 2026, as well as our annualized effective income tax rate of 16.6% for the nine months ended September 30, 2026 compared to the effective income tax rate of 28.5% for the nine months ended September 30, 2025. The lower effective tax rate was primarily due to the pre-tax loss in 2026, against which state, local, and foreign taxes and the limitations on the deductibility of executive compensation reduced the tax benefit, partially offset by research and development credits and the benefit recognized upon the settlement of employee stock-based awards.

Liquidity and Capital Resources

Prior to our IPO, we financed our operations primarily through issuances of preferred stock, cash generated from operations, and holdings in our Bitcoin treasury reserve. As of September 30, 2026, our primary sources of liquidity were our cash and cash equivalents of $143.2 million, excluding cash and cash equivalents segregated for the benefit of stablecoin holders - restricted. As of September 30, 2026, our digital assets included both treasury and borrowed Bitcoin. Our Bitcoin treasury holdings as of September 30, 2026 were 2,399 Bitcoin with a fair value of $200.4 million based on observable market prices, representing approximately 3.4% of our total assets.

In January 2026, we completed our IPO, in which we sold 11,026,365 shares of Class A common stock, resulting in net proceeds of $174.0 million after deducting underwriting discounts and other offering costs.

Upon the closing of the IPO, all shares of the Company’s then outstanding convertible preferred stock were automatically converted into a total of 60,778,788 shares of Class A common stock. Additionally, we issued 594,862 shares of our Class A common stock upon settlement of the restricted stock units (“RSUs”) for which a liquidity-event performance-based vesting condition was satisfied upon the completion of the IPO and for which the service-based vesting condition had also been satisfied as of that date. Of the shares issued, 270,700 shares were withheld to satisfy employee tax withholding obligations. Based on the IPO price of $18.00 per share, we paid approximately $4.0 million in taxes on net share settlement of these RSUs.

In June 2026, the Board of Directors authorized and approved a share repurchase program, which permits the Company to repurchase up to $50.0 million of its common stock (the “Share Repurchase Program”). Repurchases may be made from time-to-time in open market, in privately negotiated transactions or as may otherwise be determined by the Company in its discretion. The Share Repurchase Program has no expiration date, does not obligate the Company to repurchase any specific amount of common stock, and may be suspended, recommenced, or terminated at any time without prior notice. The timing and amount of any shares repurchased will be determined by the Company based on its evaluation of market conditions, applicable legal requirements and other factors. During the three months ended September 30, 2026, the Company repurchased 3,770,059 shares under the Share Repurchase Program for an aggregate purchase price of $24.7 million. As of September 30, 2026, $25.3 million remained available for future repurchases under the Share Repurchase Program.

Our material cash requirements from known contractual and other obligations consist of our obligations under operating leases for office space and contractual obligations for hosting services to support our business operations. See Note 15— “Commitments and Contingencies” of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of our principal contractual commitments.

We believe our available cash and cash collected from our revenue will be adequate to meet our future liquidity needs for at least the next twelve months. Our future capital requirements will depend on many factors, including, but not limited to, the price and volatility of digital assets, the adoption of digital assets, our growth rate, client acquisition, retention and expansion, our ability to increase our Bitcoin holdings as part of our Bitcoin treasury strategy, our headcount, our sales and marketing activities, the introduction of new products and offerings, and potential merger and acquisition activity and other strategic initiatives.

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

Off-Balance Sheet Arrangements

As of September 30, 2026, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Operating Activities

Net cash used in operating activities was $54.7 million for the nine months ended September 30, 2026, primarily driven by net loss generated during the period of $35.6 million, partially offset by non-cash adjustments totaling $7.0 million. These adjustments primarily consisted of fair value changes related to digital assets, stock-based compensation, and depreciation and amortization. Additionally, changes in working capital contributed to operating cash flow, including $25.8 million generated from the sale of digital assets, offset by net cash use of $36.1 million from changes in accounts receivable (net), other assets, accounts payable and other liabilities.

Net cash provided by operating activities was $3.6 million for the nine months ended September 30, 2025, primarily driven by non-cash adjustments totaling $113.3 million, which primarily consisted of fair value changes related to digital assets, stock-based compensation, and depreciation and amortization. These were partially offset by net income generated during the period of $35.3 million. Additionally, changes in working capital contributed to operating cash flow, including $63.8 million generated from the sale of digital assets, offset by net cash use of $17.7 million from changes in accounts receivable (net), other assets, accounts payable and other liabilities.

Investing Activities

Net cash used in investing activities was $46.7 million for the nine months ended September 30, 2026. This cash outflow was primarily driven by $4.1 million in net loan originations and repayments, $25.3 million invested in digital assets, $10.1 million related to an acquisition, and $7.2 million in equipment and software purchases.

Net cash used in investing activities was $83.0 million for the nine months ended September 30, 2025. This cash outflow was primarily driven by $75.8 million in net loan originations and repayments, $0.2 million invested in digital assets, and $7.0 million in equipment and software purchases.

Financing Activities

Net cash provided by financing activities was $1,241.3 million for the nine months ended September 30, 2026, primarily driven by net proceeds of $174.0 million from our initial public offering, $1,103.1 million in deposits from stablecoin holders, $69.1 million in proceeds received from borrowings, net of repayment, to support loan originations, $24.8 million in proceeds to settle derivative contracts, and $1.8 million in proceeds from stock option exercises, offset by $49.4 million related to customer activity pending settlement, $3.9 million in net fiat currency received and returned as collateral, $24.7 million related to repurchase and retirement of common stock, $3.6 million for tax payment related to net settlement of RSUs, and $0.6 million attributable to non-controlling interest in a joint venture.

Net cash provided by financing activities was $2,757.9 million for the nine months ended September 30, 2025, primarily driven by $2,688.4 million in deposits from stablecoin holders, $76.2 million in proceeds received from borrowings to support loan originations, and $1.2 million in proceeds from stock option exercises, offset by $11.7 million from fiat currency returned as collateral, $4.0 million related to customer activity pending settlement, and $0.3 million attributable to non-controlling interest in a joint venture.

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

Interest Rate Risk

Prevailing short-term interest rates have a significant impact on our profitability, as a portion of our revenue and net income is generated from interest earned on client funds held in segregated accounts, as well as on the Company’s corporate cash and cash equivalents. Higher interest rates typically increase the interest income earned. The Company also generates interest income through its lending products, with the rates charged being influenced by the broader short-term interest rate environment. While rising rates can enhance lending-related income, they may also increase borrowing costs, potentially limiting our access to capital on favorable terms. Conversely, declining interest rates may reduce both interest income and lending fees, which could adversely affect the Company’s profitability. A hypothetical 100 basis point increase or decrease in interest rates during the three and nine months ended September 30, 2026 and September 30, 2025 would not have had a material effect on our financial results.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar, which is also the functional currency of our foreign subsidiaries. Substantially all of our revenue is currently denominated in U.S. dollars, with only an insignificant amount generated from international sales in foreign currencies. Accordingly, our revenue is not presently subject to significant foreign currency exchange risk; however, this exposure may increase as our international operations expand. Our operating expenses are denominated in the currencies of the countries in which we operate. As a result, our primary exposure to foreign currency risk arises from transactions denominated in Euros, British Pounds, Korean Won, and Singapore Dollars. As a result, our consolidated results of operations and cash flows are subject to fluctuations resulting from changes in foreign currency exchange rates and may be adversely affected by future changes in such rates. We may use derivative instruments or other financial tools to manage foreign currency exposure. No such instruments were outstanding or entered into during the three and nine months ended September 30, 2026 and September 30, 2025. We do not believe a 10% increase or decrease in the relative value of the U.S. dollar would have a material impact on our operating results.

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

As part of our treasury strategy, we also hold digital assets, primarily Bitcoin. These assets are presented at fair value at each reporting date, with changes in fair value recognized in net income. Digital asset prices have been historically volatile. A hypothetical 50.0% increase or decrease in the fair value of our Bitcoin holdings would have changed the value of those holdings by approximately $100.2 million and $73.2 million, as of September 30, 2026 and December 31, 2025, respectively, with the change recognized as gain or loss in our condensed consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer (our principal executive officer) and our Chief Accounting Officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of such date, our disclosure controls and procedures were not effective to accomplish their objectives at the reasonable assurance level due to material weaknesses in internal control over financial reporting as described below.

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

Notwithstanding such material weaknesses in internal controls over financial reporting, our Chief Executive Officer and Chief Accounting Officer have concluded that our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP. The aforementioned material weaknesses also did not result in a material misstatement in any previously issued consolidated financial statements.

Remediation Efforts and Status

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, management has completed the following remedial actions:

•expanded our resources and personnel with the appropriate level of expertise within our accounting, financial, and operations functions and to implement, monitor, and maintain business processes and IT General Controls (“ITGC”);

•designed, developed and deployed an enhanced ITGC framework, including the implementation of a number of systems, processes, and tools to enable the effectiveness and consistent execution of these controls; and

•hired an outside consultant to help oversee the implementation of, and suggest, remedial actions.

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

•    implementing a process to review third-party attestation reports on financially significant IT applications;

•    continuing to implement processes and controls to better manage and monitor our segregation of duties, including enhancing the usage of technology and tools for segregation of duties within the Company’s systems, applications, and tools;

•    continuing to enhance manual review controls, as necessary, over key inputs and/or outputs from our applications that support our financial reporting processes; and

•    implementing controls to assess whether accounting for new or changed revenue streams is consistent with GAAP.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses and remediation efforts described above, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required to be set forth under this Item 1 is incorporated by reference to Note 15 — Commitments and Contingencies — Litigation in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Such disclosures reflect our beliefs and opinions as to factors that could materially affect our business, financial condition or future results. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future. The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2025 may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could adversely affect our business, operating results and financial condition.

We operate in a relatively new industry that requires highly skilled and technical personnel. We believe that our future success is highly dependent on the talents and contributions of our senior management team, including Mr. Belshe, our co-founder, Chief Executive Officer, Chief Technology Officer, President and director, members of our executive team, and other key employees across product, engineering, risk management, finance, compliance, security, legal and marketing. We have recently experienced turnover in our senior management team. During the third quarter of 2026, our Chief Financial Officer and our Chief Operating Officer each informed us of their intention to resign. We are currently conducting a search for a new Chief Financial Officer, and there can be no assurance that we will be able to identify and retain a qualified candidate in a timely manner or at all. In addition, the responsibilities of our Chief Operating Officer are being transitioned to other members of our leadership team. Leadership transitions can be inherently difficult to manage and may cause disruption to our business, distract management, impair our ability to execute our strategy, and adversely affect our ability to remediate the material weaknesses in our internal control over financial reporting described in Part I, Item 4 of this Quarterly Report on Form 10-Q.

The pool of qualified talent in our industry is extremely limited, particularly with respect to executive talent, engineering, risk management and financial regulatory expertise. We face intense competition for qualified individuals from numerous digital asset, software, financial and other technology companies. To attract and retain key personnel, we incur significant costs, including salaries and benefits and equity incentives. Even so, these measures may not be enough to attract or retain the personnel we require to operate our business effectively, and we may not be able to identify and attract other qualified executives on a timely basis, on acceptable terms or at all. The loss of even a few key employees or senior leaders, or an inability to attract, retain and motivate additional highly skilled employees required for the planned expansion of our business, could adversely affect our business, operating results and financial condition and impair our ability to grow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Equity Securities

In connection with the Company’s acquisition of NYDIG IF Holdings LLC, on August 27, 2026, the Company issued 5,933,577 shares of its Class A common stock to NYDIG IHC LLC (the “Seller”) as part of the purchase price for the acquisition, as described in the Company’s Current Report on Form 8-K filed on August 28, 2026. These shares were issued in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act in a transaction by an issuer not involving a public offering. The Seller represented that it is an accredited investor and that it acquired the securities for investment only and not with a view to any distribution thereof in violation of the Securities Act, and appropriate legends were placed upon the book-entry shares issued in the transaction. The Seller also represented that it had the opportunity to ask questions of the Company’s officers and obtain information about the Company and that it had the knowledge and experience to evaluate the investment.

(b) Use of IPO Proceeds

On January 21, 2026, our registration statement on Form S-1 (File No. 333-290409) relating to our IPO was declared effective by the SEC. There has been no material change to the expected use of the net proceeds from our IPO as described in our final prospectus relating to the IPO filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC.

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

The following table contains information with respect to shares of common stock the Company repurchased during the three months ended September 30, 2026.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part of Publicly Announced Plans Or Programs	Approximate Dollar Value Of Shares That May Yet Be Purchased Under The Plans Or Programs
July 1 - July 31, 2026	—	$—	—	$50,000,000
August 1 - August 31, 2026	2,839,607	$6.35	2,839,607	$31,959,601
September 1 - September 30, 2026	930,452	$7.16	930,452	$25,301,386
	3,770,059		3,770,059

_______________
(1) Average price paid per share includes brokerage commissions and excludes excise tax.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Appointment of Chief Accounting Officer

On November 6, 2026, the Board of Directors of the Company appointed Ali Vapra as Chief Accounting Officer of the Company, effective October 20, 2026. In this role, Mr. Vapra will serve as the Company’s principal financial officer and principal accounting officer. Prior to joining us, Mr. Vapra spent nearly two decades at KPMG, most recently as a Managing Director in the audit and assurance practice of KPMG LLP, which included a rotation in KPMG’s national office. Over the course of his career at KPMG, he also worked in the United Arab Emirates and Pakistan. Mr. Vapra earned a bachelor’s degree in accounting and finance from the University of Karachi and is a certified public accountant licensed in the Commonwealth of Virginia and a member of the Association of Chartered Certified Accountants and the Institute of Chartered Accountants of Pakistan.

There are no arrangements or understandings between Mr. Vapra and any other person pursuant to which he was selected as an officer, no family relationships between Mr. Vapra and any director or executive officer of the Company, and no transactions in which Mr. Vapra has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K promulgated under the Securities Act.

In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, which we filed with the SEC on August 12, 2026, we inadvertently omitted disclosure regarding the adoption of a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) by Chen Fang, our Chief Revenue Officer, on May 29, 2026. Mr. Fang’s plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and provides for the potential sale of up to 270,400 shares of our Class A common stock, subject to certain price limits, until August 31, 2027, or earlier if all transactions under the plan are completed.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1†	Agreement and Plan of Merger, dated as of August 27, 2026, by and among BitGo Holdings, Inc., Project Gotham Merger Sub I, Inc., Project Gotham Merger Sub II, LLC, NYDIG IHC LLC and NYDIG IF Holdings LLC.	8-K	001-43057	2.1	August 28, 2026
2.2	Registration Rights Agreement, dated as of August 27, 2026, by and between BitGo Holdings, Inc. and NYDIG IHC LLC.	8-K	001-43057	2.2	August 28, 2026
31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
31.2
Certification of the Chief Accounting Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of the Chief Accounting Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________
*    This certification is furnished and deemed not filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of BitGo Holdings, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

†    Schedules and certain exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

BitGo Holdings, Inc.

Date:	November 9, 2026	By:	/s/ Michael A. Belshe
Michael A. Belshe, Chief Executive Officer, Chief Technology Officer, President, and Director
(Principal Executive Officer)

BitGo Holdings, Inc.

Date:	November 9, 2026	By:	/s/ Ali Vapra
Ali Vapra, Chief Accounting Officer
(Principal Financial Officer)